Form 10-Q
period 2021-09-30
CVRx, Inc.
filed 2021-11-08
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 08, 2021, there were 20,351,779 shares of the registrant’s common stock, par value $0.01 per share outstanding.

`
		Page

Part I	Financial Information

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	6

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2021 and 2020 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	34

Part II	Other Information

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 3.	Defaults Upon Senior Securities	76

Item 4.	Mine Safety Disclosures	76

Item 5.	Other Information	77

Item 6.	Exhibits	77

Exhibit Index

Signatures

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2021

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (four of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, BAROSTIM NEO, and the failure to obtain market acceptance in the U.S. for BAROSTIM NEO would negatively impact our business, liquidity and results of operations;

●	we have limited commercial sales experience marketing and selling our BAROSTIM NEO, and if we are unable to establish and maintain sales and marketing capabilities, we will be unable to successfully commercialize our BAROSTIM NEO or generate sustained and increasing product revenue;
●	we must demonstrate to physicians and patients the merits of our BAROSTIM NEO;
●	if third-party payors do not provide adequate coverage and reimbursement for the use of BAROSTIM NEO, our revenue will be negatively impacted;
●	our industry is competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than BAROSTIM NEO, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers and price fluctuations, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and efficacy of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$170,913	$59,112
Accounts receivable, net	3,421	1,281
Inventory	3,440	3,343
Prepaid expenses and other current assets	2,923	605
Total current assets	180,697	64,341
Property and equipment, net	943	410
Other non-current assets	67	26
Total assets	$181,707	$64,777
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$541	$483
Accrued expenses	4,977	3,583
Warrant liability	—	3,911
Current portion of long-term debt	3,333	—
Total current liabilities	8,851	7,977
Long-term debt	16,151	19,278
Other long-term liabilities	941	777
Total liabilities	25,943	28,032
Commitments and contingencies
Convertible preferred stock, $0.01 par value, 10,000,000 and 237,370,645 authorized as of September 30, 2021 and December 31, 2020, respectively; 0 and 223,541,754 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	329,983
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 200,000,000 and 625,217,795 authorized as of September 30, 2021 and December 31, 2020, respectively; 20,351,779 and 360,412 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	204	4
Additional paid-in capital	539,941	58,624
Accumulated deficit	(384,184)	(351,676)
Accumulated other comprehensive loss	(197)	(190)
Total stockholders’ equity (deficit)	155,764	(293,238)
Total liabilities, convertible preferred stock, and stockholders’ equity (deficit)	$181,707	$64,777

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$3,395	$997	$9,378	$3,965
Cost of goods sold	876	212	2,656	989
Gross profit	2,519	785	6,722	2,976
Operating expenses:
Research and development	1,699	1,500	5,704	5,900
Selling, general and administrative	8,111	2,327	18,198	6,455
Total operating expenses	9,810	3,827	23,902	12,355
Loss from operations	(7,291)	(3,042)	(17,180)	(9,379)
Interest expense	(614)	(621)	(1,823)	(1,856)
Other income (expense), net	1,795	455	(13,439)	592
Loss before income taxes	(6,110)	(3,208)	(32,442)	(10,643)
Provision for income taxes	(23)	(19)	(66)	(64)
Net loss	(6,133)	(3,227)	(32,508)	(10,707)
Cumulative translation adjustment	(3)	14	(8)	(7)
Comprehensive loss	$(6,136)	$(3,213)	$(32,516)	$(10,714)
Net loss per share, basic and diluted	$(0.30)	$(9.56)	$(4.66)	$(27.58)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,126,672	360,356	6,975,386	396,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	(deficit)
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balances as of June 30, 2021	223,541,754	$329,983	366,342	$4	$59,311	$(378,051)	$(195)	$(318,931)
Exercise of stock options	—	—	5,853	—	8	—	—	8
Employee stock compensation	—	—	—	—	474	—	—	474
Issuance of common stock, net of offering costs	—	—	8,050,000	81	133,080	—	—	133,161
Reverse stock split	—	—	—	—	(1)	—	—	(1)
Conversion of Series G preferred stock	(223,541,754)	(329,983)	11,929,584	119	347,069	—	—	347,188
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(6,133)	—	(6,133)
Cumulative translation adjustment	—	—	—	—	—	—	(2)	(2)
Balances as of September 30, 2021	—	$—	20,351,779	$204	$539,941	$(384,184)	$(197)	$155,764

Balances as of June 30, 2020	161,041,754	$279,983	360,237	$4	$58,773	$(345,047)	$(210)	$(286,480)
Exercise of stock options	—	—	175	—	—	—	—	—
Employee stock compensation	—	—	—	—	31	—	—	31
Issuance of Series G preferred stock, net of costs	62,500,000	49,783	—	—	—	—	—	—
Accretion of Series G issuance costs	—	217	—	—	(217)	—	—	(217)
Net loss for the three months ended September 30, 2020	—	—	—	—	—	(3,227)	—	(3,227)
Cumulative translation adjustment	—	—	—	—	—	—	14	14
Balances as of September 30, 2020	223,541,754	$329,983	360,412	$4	$58,587	$(348,274)	$(196)	$(289,879)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	(deficit)
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2020	223,541,754	$329,983	360,412	$4	$58,624	$(351,676)	$(190)	$(293,238)
Exercise of stock options	—	—	11,783	—	10	—	—	10
Employee stock compensation	—	—	—	—	1,159	—	—	1,159
Issuance of common stock, net of offering costs	—	—	8,050,000	81	133,080	—	—	133,161
Reverse stock split	—	—	—	—	(1)	—	—	(1)
Conversion of Series G preferred stock	(223,541,754)	(329,983)	11,929,584	119	347,069	—	—	347,188
Net loss for the nine months ended September 30, 2021	—	—	—	—	—	(32,508)	—	(32,508)
Cumulative translation adjustment	—	—	—	—	—	—	(7)	(7)
Balances as of September 30, 2021	—	$—	20,351,779	$204	$539,941	$(384,184)	$(197)	$155,764

Balances as of December 31, 2019	161,041,754	$279,983	483,931	$5	$58,708	$(337,567)	$(189)	$(279,043)
Exercise of stock options	—	—	175	—	—	—	—	—
Repurchase of common stock	—	—	(123,694)	(1)	1	—	—	—
Employee stock compensation	—	—	—	—	95	—	—	95
Issuance of Series G preferred stock, net of costs	62,500,000	49,783	—	—	—	—	—	—
Accretion of Series G issuance costs	—	217	—	—	(217)	—	—	(217)
Net loss for the nine months ended September 30, 2020	—	—	—	—	—	(10,707)	—	(10,707)
Cumulative translation adjustment	—	—	—	—	—	—	(7)	(7)
Balances as of September 30, 2020	223,541,754	$329,983	360,412	$4	$58,587	$(348,274)	$(196)	$(289,879)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(32,508)	$(10,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,159	95
Depreciation of property and equipment	112	52
Amortization of deferred financing costs and loan discount	206	217
Changes in fair value of convertible preferred stock warrants	13,294	(387)
Changes in operating assets and liabilities:
Accounts receivable	(2,140)	138
Inventory	(97)	(1,243)
Prepaid expenses and other current assets	(2,359)	(241)
Accounts payable	58	228
Accrued expenses	1,558	(164)
Net cash used in operating activities	(20,717)	(12,012)
Cash flows from investing activities:
Purchase of property and equipment	(645)	(210)
Net cash used in investing activities	(645)	(210)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	10	—
Proceeds from issuance of Series G Preferred Stock, net of fees	—	49,783
Payments related to reverse stock split	(1)	—
Proceeds from the issuance of common stock, net of offering costs	133,161	—
Net cash provided by financing activities	133,170	49,783
Effect of currency exchange on cash and cash equivalents	(7)	(7)
Net change in cash and cash equivalents	111,801	37,554
Cash and cash equivalents at beginning of year	59,112	25,741
Cash and cash equivalents at end of period	$170,913	$63,295
Supplemental Information:
Cash paid for interest	$1,522	$1,528
Cash paid for income taxes	1	10

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of September 30, 2021 and December 31, 2020, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value.

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

Under Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes net revenue on product sales when the customer obtains control of the Company’s product, which generally occurs at a point in time upon delivery based on the contractual shipping terms of a contract.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	September 30,	December 31,
(in thousands)	2021	2020
Raw material	$1,083	$1,361
Work-in-process	287	321
Finished goods	2,070	1,661
	$3,440	$3,343

Property and equipment, net consists of the following at:

	September 30,	December 31,
(in thousands)	2021	2020
Office furniture and equipment	$271	$189
Lab equipment	1,440	1,272
Computer equipment and software	516	516
Leasehold improvements	45	44
Capital equipment in process	483	89
	2,755	2,110
Less: Accumulated depreciation and amortization	1,812	1,700
	$943	$410

Depreciation expense was $42,000 and $17,000 for the three months ended September 30, 2021 and 2020, respectively, and $112,000 and $52,000 for the nine months ended September 30, 2021 and 2020, respectively.

Accrued expenses consist of the following at:

	September 30,	December 31,
(in thousands)	2021	2020
Clinical trial and other professional fees	$1,638	$1,690
Bonuses	1,628	794
Paid time off	723	552
Interest payable	451	356
Other	537	191

	$4,977	$3,583

4.	Fair value measurements

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

The convertible preferred stock warrant liability related to warrants issued in connection with loan and security agreements entered into in September 2014, as amended in July 2015, in May 2016 and in September 2019. These warrants were originally issued to purchase shares of Series F-2 convertible preferred stock and Series G convertible preferred stock (“Series G Preferred Shares”). In connection with the closing of the initial public offering (“IPO”), these convertible preferred stock warrants became warrants to purchase 108,406 shares of common stock and were reclassified to equity.

The convertible preferred stock warrant liability also related to a warrant issued to Biosense Webster, Inc. (“BWI”), an affiliate of Johnson & Johnson Innovation — JJDC, Inc., to purchase Series G Preferred Shares with an exercise price of $0.01 per share. In connection with the closing of the IPO, the BWI warrant to purchase Series G Preferred Shares became exercisable to purchase 607,725 shares of common stock at an exercise price of $0.16 per share.

The Company’s recurring fair value measurements using significant unobservable inputs (Level 3) related solely to the Company’s convertible preferred stock warrant liability. The convertible preferred stock warrant liability was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. In connection with the closing of the IPO, all of the outstanding convertible preferred stock warrants were converted to common stock warrants. The related liability was remeasured at the time of the IPO and reclassed to additional paid-in capital.

The fair value of the convertible preferred stock warrant liability was determined using the Black-Scholes option pricing model with the following inputs during the nine months ended:

The following table sets forth a summary of changes in the estimated fair value of the Company’s convertible preferred stock warrants during the nine months ended:

	September 30,
(in thousands)	2021	2020
Beginning of the period	$3,911	$3,540
Change in fair value	13,294	(17)
Conversion to common stock warrants	(17,205)	—
End of the period	$—	$3,523

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the periods ended September 30, 2021 and December 31, 2020.

5.	Debt

Horizon loan agreement

In September 2019, the Company entered into a loan and security agreement (“Horizon loan agreement”) with Horizon Technology Finance Corporation (“Horizon”) under which it could borrow up to a total of $20.0 million at a floating per annum rate equal to 10% plus the amount by which the 30-day U.S. dollar LIBOR rate on the first business day of the month exceeds 2.2%. The Horizon loan agreement initially required interest only payments through October 2021 and then 36 monthly principal and interest payments beginning in November 2021. A final payment of $0.7 million, equal to 3.5% of the original principal, is due in October 2024. The Horizon loan agreement initially required the Company to maintain cash on deposit of not less than $5.0 million in accounts over which Horizon maintained an account control agreement. This minimum cash on deposit requirement was released in July 2020, following the satisfaction of a financing milestone. The borrowings are collateralized by all or substantially all of the assets of the Company. The Horizon loan agreement requires the payment of certain penalties if the loan is paid off prior to maturity for any reason, including pursuant to a subjective acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends. The Company was in compliance with these covenants as of September 30, 2021.

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

The annual principal maturities of debt as of September 30, 2021 are as follows (in thousands):

2021	$—
2022	5,333
2023	8,000
2024	6,667
20,000
Less: Unamortized debt costs and discounts	(516)
Less: current portion	(3,333)
Long-term debt	$16,151

6.	Stockholders’ equity

Initial Public Offering

During 2016, the Company issued 72,125,000 shares of Series G Preferred Shares at a price of $0.80 per share, for net proceeds to the Company of approximately $57.4 million after deducting offering expenses payable by the Company. The same Series G investors agreed to purchase an additional $35.3 million of Series G Preferred Shares upon the Company’s achievement of a certain operational milestone, subject to limited closing conditions. In January 2019, May 2019, and August 2019, the Series G investors purchased additional Series G Preferred Shares, resulting in net proceeds to the Company of $24.7 million.

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

On July 2, 2021, the Company closed its IPO of 8,050,000 shares of its common stock at a public offering price of $18.00 per share, which included 1,050,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional shares, for net proceeds from the IPO, after deducting the underwriting discount and other offering expenses payable by the Company totaling $1.6 million, of $133.2 million.

Upon the closing of the IPO, all shares of convertible preferred stock were automatically converted into common stock. Series G Preferred Shares were converted into common stock on a 15.819-for-1 basis, and all other shares of convertible preferred stock were automatically converted into common stock on a 39.548-for-1 basis. The conversion of the outstanding preferred stock resulted in an aggregate of 11,929,584 shares of common stock.

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

Common Stock Warrants

In connection with the IPO, the warrants to purchase shares of convertible preferred stock automatically converted into warrants to purchase common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital. Upon the closing of the IPO these warrants to purchase convertible preferred stock became exercisable for 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share.

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

In connection with the IPO in 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,373 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan will automatically increase on the first day of each year, commencing January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of September 30, 2021, there were 1,791,888 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through September 30, 2021, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain nonemployee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for nonemployee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2020	1,473,359	$2.64
Granted	1,238,426	13.00
Cancelled / Forfeited	(42,669)	10.31
Exercised	(11,783)	0.88
Balance as of September 30, 2021	2,657,333	$7.35	$25,475
Options exercisable as of September 30, 2021	1,009,785	$2.36	$14,330

As of September 30, 2021, stock options outstanding included 9,993 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of September 30, 2021, the weighted average remaining contractual life was 8.4 years. For options exercisable as of September 30, 2021, the weighted average remaining contractual life was 7.3 years.

In connection with the IPO, the Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP will automatically increase on the first day of each year, commencing January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The ESPP will permit certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The Company expects the first purchase period to commence in 2022. Accordingly, as of September 30, 2021, no shares of common stock have been purchased under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2021. No options were issued during the nine months ended September 30, 2020.

September 30,
2021
Weighted average fair value of options granted	$5.25
Expected term (in years) — non-officer employees	2.7 to 6.1
Expected term (in years) — officer employees	3.0
Expected volatility	56.1% to 63.4%
Expected dividend yield	—%
Risk-free interest rate	0.17% to 0.47%

The Company reviews these assumptions on a periodic basis and adjusts them, as necessary. The expected term of an award was determined based on the Company’s analysis of historical exercise behavior while taking into consideration various participant demographics and option characteristics. We utilize the simplified method to develop the estimate of the expected term. The expected volatility is based upon observed volatility of comparable public companies. The expected dividend yield is assumed to be zero, as the Company has never paid dividends and has no current plans to do so. The risk-free interest rate is based on the yield on U.S. Treasury securities for a period approximating the expected term of the options being valued.

For the three and nine months ended September 30, 2021 and 2020, the Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Selling, general & administrative	$353	$20	$830	$62
Research & development	115	11	319	32
Cost of goods sold	6	—	10	1
	$474	$31	$1,159	$95

As of September 30, 2021, unrecognized compensation expense related to unvested stock-based compensation arrangements was $6.3 million. As of September 30, 2021, the related weighted average period over which it is expected to be recognized is approximately 3.5 years.

Performance-Based options

As of September 30, 2021, the Company had 10,493 stock options outstanding that contained vesting conditions contingent on the achievement of certain milestones. Assuming continued service by the employees, the options would start vesting over a 48-month period upon achievement of the performance criteria. As of September 30, 2021, the Company determined that the likelihood of achieving the milestones was not probable and therefore no stock-based compensation expense was recorded.

Early exercise of stock options

Under the 2001 Plan, the Company has issued options to certain executive officers with early-exercise provisions. The options may be exercised by the holder any time after they are granted. The Company has the right to repurchase, at the original option exercise price, shares issued pursuant to such early-exercise provisions, upon the termination of employment or death of the stockholder. This repurchase right expires based upon the original option vesting schedule. As of September 30, 2021 and 2020, there have been no early exercises and therefore there is no liability recorded for the early exercise of stock options.

8.	Income taxes

As of both September 30, 2021 and 2020, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended September 30, 2021 and 2020 was $23,000 and $19,000, respectively. Provision for income taxes for the nine months ended September 30, 2021 and 2020 was $66,000 and $64,000, respectively.

As of December 31, 2020, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $296.1 million and $88.0 million, respectively. The federal NOLs begin to expire in 2021 and the state NOLs began expiring in 2020. As of December 31, 2020, the Company had federal and state tax credit carryforwards of approximately $8.6 million and $1.5 million, respectively. The federal and state tax credit carryforwards begin to expire in 2021 and 2028, respectively.

Utilization of net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986 and similar state provisions. The Company has not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership would limit the Company’s utilization of the net operating losses and could be triggered by subsequent sales of securities by the Company or its stockholders.

9. (Loss) Earnings Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(6,133)	$(3,227)	$(32,508)	$(10,707)
Accretion of preferred stock to redemption value	—	(217)	—	(217)
Net loss attributable to common stockholders	$(6,133)	$(3,444)	$(32,508)	$(10,924)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,126,672	360,356	6,975,386	396,071
Net loss per share attributable to common stockholders — basic and diluted	$(0.30)	$(9.56)	$(4.66)	$(27.58)

The Company’s potentially dilutive securities, which include stock options, shares of convertible preferred stock, warrants to purchase shares of convertible preferred stock and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders, as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2021	2020
Options to purchase common stock	2,657,333	961,885
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	108,406
Warrants to purchase common stock	716,131	—
Redeemable convertible preferred stock (as converted to common stock)	—	11,929,584
	3,373,464	12,999,875

10.	Commitments and contingencies

Commitments

Operating Leases

The Company has entered into an operating lease agreement for its office, manufacturing and research facility, which expires in 2024. Rent expense for the three months ended September 30, 2021 and 2020 was $91,000 and $90,000, respectively. Rent expense for the nine months ended September 30, 2021 and 2020 was $279,000 and $276,000, respectively.

Future minimum lease payments under all operating leases as of September 30, 2021, are as follows for the years ending (in thousands):

December 31, 2021	$56
December 31, 2022	227
December 31, 2023	234
December 31, 2024	138
$655

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of September 30, 2021 or December 31, 2020.

11.	Employee benefit plans

The Company sponsors a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for its U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. The Company does not provide matching contributions to employees.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the three and nine months ended (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
U.S.	$2,572	$296	$6,289	$902
Germany	682	579	2,589	2,657
Other countries	141	122	500	406
	$3,395	$997	$9,378	$3,965

As September 30, 2021 and 2020, long-lived assets were located primarily in the U.S.

13. Subsequent events

On November 3, 2021 the Company fully repaid all amounts outstanding under the $20.0 million principal amount Horizon loan agreement. The total repayment amount was $21.3 million, inclusive of prepayment and other fees, and will be reflected within the Company’s financial statements for the fiscal year ended December 31, 2021.

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

The costs for the device and implantation procedure are reimbursed through various third-party payors, such as government agencies and commercial payors. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for BAROSTIM NEO. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services (“CMS”) while simultaneously developing processes to engage commercial payors. As of July 2020, all Medicare Administrative Contractors have retired automatic coverage denial policies for our Current Procedural Terminology (“CPT”) codes, thereby allowing hospitals to be paid for the BAROSTIM procedure. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. BAROSTIM NEO is eligible for reimbursement in certain countries in the European Union (“EU”), such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

We intend to use a portion of the IPO proceeds to continue funding the expansion of our direct sales force and commercial organization related to BAROSTIM NEO in the U.S. We also intend to continue investing in research and development in the near term to improve clinical outcomes, optimize patient adoption and comfort, increase patient access and enhance the physician and patient experience. Longer term, we plan to explore BAROSTIM NEO’s potential to expand its indications for use to other cardiovascular diseases. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financings.

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

In response to the COVID-19 pandemic, we have implemented a variety of measures intended to help us manage its impact while maintaining business continuity to support our customers and patients. These measures include:

●	Establishing safety protocols, facility enhancements, and work-from-home strategies to protect our employees;
●	Ensuring that our manufacturing and supply chain operations remain intact and operational;
●	Keeping our workforce intact, including our experienced and specialized U.S. sales and clinical support team;
●	Implementing virtual physician education programs to support opening new accounts with minimal in person interaction; and
●	Increasing our capital resources through the issuance of shares of Series G Preferred Shares for net proceeds of $49.8 million in July 2020.

Our hospital customers in the U.S. and Europe began to gradually perform elective procedures again during the fourth quarter of 2020. We believe the recovery of our business in the fourth quarter of 2020 and through the first nine months of 2021 is an encouraging sign for when remaining shelter-in-place and hospital limitations are lifted. As the pandemic has eased, we are experiencing the following positive trends:

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

Our U.S. sales have increased since the pre-market approval of our BAROSTIM NEO by the FDA in August 2019, and the subsequent reimbursement changes in 2020. We expect to continue to drive increases in revenue through our efforts to increase awareness of BAROSTIM NEO among physicians, patients and payors and by the expansion of our U.S. sales force. As a result, we expect that U.S. sales will continue to account for the majority of our revenue going forward.

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

Other income (expense), net

Other income (expense), net consists primarily of the fair value adjustments related to our outstanding convertible preferred stock warrants, which are accounted for as a liability and marked-to-market at each reporting period. The final fair value adjustment of the warrant liability was recorded upon the closing of the IPO in connection with the conversion of the warrants to common stock warrants. Other items include gains (losses) on the extinguishment of debt, interest income earned on our cash and cash equivalents, and the effect of exchange rates on our foreign currency-denominated asset and liability balances. Translation adjustments are recorded as foreign currency gains (losses) in the condensed consolidated statements of operations and comprehensive loss.

Provision for income taxes

Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits and other tax credits.

Results of operations

Consolidated results of operations for the three months ended September 30, 2021, compared to the three months ended September 30, 2020

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2021	2020	$	%
Revenue	$3,395	$997	$2,398	241%
Cost of goods sold	876	212	664	313%
Gross profit	2,519	785	1,734	221%
Gross margin	74%	79%
Operating Expenses:
Research and development	1,699	1,500	199	13%
Selling, general and administrative	8,111	2,327	5,784	249%
Total operating expenses	9,810	3,827	5,983	156%
Loss from operations	(7,291)	(3,042)	(4,249)	140%
Interest expense	(614)	(621)	7	(1)%
Other income, net	1,795	455	1,340	295%
Loss before income taxes	(6,110)	(3,208)	(2,902)	90%
Provision for income taxes	(23)	(19)	(4)	21%
Net loss	$(6,133)	$(3,227)	$(2,906)	90%

NM – Not meaningful

Revenue

	Revenue by Geography
	Three months ended
	September 30,		Change
(unaudited and in thousands)	2021	2020	$	%
United States	$2,572	$296	$2,276	769%
Europe	823	701	122	17%
Total Revenue	$3,395	$997	$2,398	241%

Total revenue increased by $2.4 million, or 241%, to $3.4 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020.

Revenue generated in the U.S. was $2.6 million for the three months ended September 30, 2021, an increase of $2.3 million, or 769%, over the three months ended September 30, 2020. HF revenue units in the U.S. totaled 84 and four for the three months ended September 30, 2021 and 2020, respectively. HF revenue in the U.S. totaled $2.5 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by continued growth following the U.S. HF commercial launch in 2020, which resulted in the expansion into new sales territories and increased physician and patient awareness of our BAROSTIM NEO. As of September 30, 2021, we had a total of 38 active implanting centers, as compared to four as of September 30, 2020. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. The number of sales territories in the U.S. increased by three to a total of 11 during the three months ended September 30, 2021. Legacy hypertension revenue in the U.S. totaled $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively.

Revenue generated in Europe was $0.8 million for the three months ended September 30, 2021, an increase of $0.1 million, or 17%, over the three months ended September 30, 2020. Total revenue units in Europe for the three months ended September 30, 2021 increased to 38 from 32 for the three months ended September 30, 2020. The slight revenue increase was primarily due to the lessening impact of the COVID-19 pandemic in Germany. The number of sales territories in Europe remained consistent at six during the three months ended September 30, 2021.

Cost of goods sold and gross margin

Cost of goods sold increased $0.7 million, or 313%, to $0.9 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily due to higher sales of our BAROSTIM NEO.

Gross margin decreased to 74% for the three months ended September 30, 2021, compared to 79% for the three months ended September 30, 2020. Gross margin for the three months ended September 30, 2021 was lower due to a larger percentage of our revenue units coming from full systems, which require an IPG and a stimulation lead, as compared to individual IPG sales. This was partially offset by an increase in the average selling price.

Research and development expenses

R&D expenses increased $0.2 million, or 13%, to $1.7 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This change was primarily due to an increase of $0.1 million in non-cash stock-based compensation expense and an increase of $0.1 million in compensation expenses, including salaries and other employee-related expenses, mainly as a result of increased headcount.

Selling, general and administrative expenses

SG&A expenses increased $5.8 million, or 249%, to $8.1 million for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This was primarily driven by an increase of $2.8 million in compensation expenses, including salaries and commissions, and other employee-related expenses, mainly as a result of increased headcount, a $0.8 million increase in marketing and advertising expenses primarily related to the commercialization of our BAROSTIM NEO in the U.S., a $0.7 million increase in insurance costs incurred as a result of the IPO, $0.4 million of additional travel expenses, a $0.3 million increase in non-cash stock-based compensation expense, and a $0.3 million increase in consulting expenses.

Interest expense

Interest expense remained consistent at $0.6 million for each of the three months ended September 30, 2021 and 2020.

Other income, net

Other income, net was $1.8 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020, driven by a $1.5 million increase in income related to the decrease in fair value of our convertible preferred stock warrants due to the change in our common stock price from June 30, 2021 to July 2, 2021, which is the date the warrants converted to common stock warrants.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended September 30, 2021 and September 30, 2020.

Consolidated results of operations for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2021	2020	$	%
Revenue	$9,378	$3,965	$5,413	137%
Cost of goods sold	2,656	989	1,667	169%
Gross profit	6,722	2,976	3,746	126%
Gross margin	72%	75%
Operating Expenses:
Research and development	5,704	5,900	(196)	(3)%
Selling, general and administrative	18,198	6,455	11,743	182%
Total operating expenses	23,902	12,355	11,547	93%
Loss from operations	(17,180)	(9,379)	(7,801)	83%
Interest expense	(1,823)	(1,856)	33	(2)%
Other (expense) income, net	(13,439)	592	(14,031)	NM
Loss before income taxes	(32,442)	(10,643)	(21,799)	205%
Provision for income taxes	(66)	(64)	(2)	3%
Net loss	$(32,508)	$(10,707)	$(21,801)	204%

NM – Not meaningful

Revenue

	Revenue by Geography
	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2021	2020	$	%
United States	$6,289	$902	$5,387	597%
Europe	3,089	3,063	26	1%
Total Revenue	$9,378	$3,965	$5,413	137%

Revenue increased by $5.4 million, or 137%, to $9.4 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020.

Revenue generated in the U.S. was $6.3 million for the nine months ended September 30, 2021, an increase of $5.4 million, or 597%, over the nine months ended September 30, 2020. Total HF revenue units in the U.S. totaled 195 and 11 for the nine months ended September 30, 2021 and 2020, respectively. HF revenue in the U.S. totaled $5.7 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The increase was primarily driven by the continued growth following the commercial launch in 2020, which resulted in the expansion into new sales territories and increased physician and patient awareness of our BAROSTIM NEO. The number of sales territories in the U.S. increased by five to a total of 11 during the nine months ended September 30, 2021. Legacy hypertension revenue in the U.S. totaled $0.6 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Revenue generated in Europe was $3.1 million for the nine months ended September 30, 2021, a slight increase of $26,000, or 1%, over the nine months ended September 30, 2020. Total revenue units in Europe decreased to 137 from 138 for the nine months ended September 30, 2021 and 2020, respectively. The number of sales territories in Europe remained consistent at six during the nine months ended September 30, 2021.

Cost of goods sold and gross margin

Cost of goods sold increased $1.7 million, or 169%, to $2.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily due to higher sales of our BAROSTIM NEO.

Gross margin decreased to 72% for the nine months ended September 30, 2021, compared to 75% for the nine months ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 was lower due to a larger percentage of our revenue units coming from full systems, which require an IPG and a stimulation lead, as compared to individual IPG sales. This was partially offset by an increase in the average selling price.

Research and development expenses

R&D expenses decreased $0.2 million, or 3%, to $5.7 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This was primarily driven by a $0.8 million decline in clinical study expenses, partially offset by a $0.3 million increase in compensation expenses, including salaries and other employee-related expenses, mainly as a result of increased headcount, and a $0.3 million increase in non-cash stock-based compensation expense.

Selling, general and administrative expenses

SG&A expenses increased $11.7 million, or 182%, to $18.1 million for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This was driven by an increase of $6.3 million in compensation expenses, including salaries and commissions, and other employee-related expenses, mainly as a result of increased headcount, a $1.9 million increase in marketing and advertising expenses, primarily related to the commercialization of our BAROSTIM NEO in the U.S., $1.4 million of additional travel expenses, a $1.0 million increase in consulting expenses, and a $0.8 million increase in non-cash stock-based compensation expense.

Interest expense

Interest expense remained consistent at $1.8 million for each of the nine months ended September 30, 2021 and 2020.

Other (expense) income, net

Other expense, net was $13.4 million for the nine months ended September 30, 2021, compared to other income, net of $0.6 million for the nine months ended September 30, 2020. This change was primarily driven by a $13.7 million increase in expense related to the increase in fair value of our convertible preferred stock warrants due to the change in our common stock price from January 1, 2021 to July 2, 2021, which is the date the warrants converted to common stock warrants.

Provision for income taxes

Provision for income taxes was nominal for each of the nine months ended September 30, 2021 and 2020.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $170.9 million and $59.1 million, respectively. For the three months ended September 30, 2021 and 2020, our net losses were $6.1 million and $3.2 million, respectively. For the nine months ended September 30, 2021 and 2020, our net losses were $32.5 million and $10.7 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2021 and 2020 was $20.7 million and $12.0 million, respectively.

Prior to the IPO, our operations were financed primarily by aggregate net proceeds from the sale of our convertible preferred stock of $383.1 million, as well as debt financings. In July 2020, we completed an equity financing pursuant to which we issued 62,500,000 shares of Series G Preferred Shares at a price of $0.80 per share, for net proceeds of $49.8 million after deducting offering expenses. In September 2019, we entered into the Horizon loan agreement to borrow $20.0 million. On November 3, 2021, we fully repaid our outstanding principal balance of $20.0 million under the Horizon loan agreement. In January, May and August of 2019, we completed equity financings pursuant to which we issued shares of Series G Preferred Shares at a price of $0.80 per share, for net proceeds of $24.7 million. On July 2, 2021 we closed our IPO for net proceeds from the offering, after deducting the underwriting discount and other offering expenses payable by us, of $133.2 million.

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

We believe that our existing cash resources together with revenue will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Additional financing may not be available at all, or may only be available in amounts or on terms that we do not deem to be favorable. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to delay the commercialization and marketing of our BAROSTIM NEO.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine months ended
	September 30
	(unaudited)
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(20,717)	$(12,012)
Investing activities	(645)	(210)
Financing activities	133,170	49,783
Effect of exchange rate changes on cash and cash equivalents	(7)	(7)
Net change in cash and cash equivalents	$111,801	$37,554

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $20.7 million and consisted primarily of a net loss of $32.5 million and a decrease in net operating assets of $3.0 million, partially offset by non-cash charges of $13.3 million related to the fair value adjustment to our convertible preferred stock warrants and $1.2 million from non-cash stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the nine months ended September 30, 2020 was $12.0 million and consisted primarily of a net loss of $10.7 million and a decrease in net operating assets of $1.3 million. Net operating assets consisted primarily of inventory, accounts receivable, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.6 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the nine months ended September 30, 2021 was $133.2 million and consisted primarily of proceeds from the issuance of common stock of $133.2 million.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $49.8 million and consisted entirely of proceeds from the issuance of Series G Preferred Shares.

Indebtedness

In September 2019, we entered into the Horizon loan agreement under which we borrowed $20.0 million, which is the maximum borrowing under the Horizon loan agreement. Amounts outstanding under the Horizon loan agreement bear interest at a floating per annum rate equal to 10% plus the amount by which the 30-day U.S. dollar LIBOR rate on the first business day of the month exceeds 2.2%. The Horizon loan agreement initially required interest only payments through October 2021 and then 36 monthly principal and interest payments beginning in November 2021. In August 2020, we entered into an amended agreement with Horizon to extend the interest only period through April 2022, followed by 30 monthly principal and interest payments beginning May 2022. A final payment of $0.7 million, equal to 3.5% of the original principal, is due to be paid in October 2024. The Horizon loan agreement initially required us to maintain cash on deposit of not less than $5.0 million in accounts over which Horizon maintained an account control agreement. This minimum cash on deposit requirement was released in July 2020 following the satisfaction of a financing milestone. The borrowings are collateralized by all or substantially all of our assets, including our intellectual property portfolio. The Horizon loan agreement contains certain financial covenants, including a minimum U.S. revenue requirement of approximately $5.9 million during the year ended December 31, 2021, approximately $14.6 million during the year ended December 31, 2022 and $5.0 million during each calendar quarter thereafter; certain negative covenants, including a requirement that we not receive a final disapproval letter from the FDA for use of BAROSTIM NEO in certain other HF patients upon our request for additional labeling based upon the results of the post-market stage of our BeAT-HF pivotal trial; and various restrictive covenants, including a restriction on the payment of dividends. We were in compliance with these covenants as of September 30, 2021. The amount outstanding under the Horizon loan agreement as of September 30, 2021 was $20.0 million.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of September 30, 2021, as compared to those disclosed in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b) on July 1, 2021.

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

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the fair value of common stock (ii) the expected share price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) the expected dividend yield.

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
●	Expected share price volatility — Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar (guideline) companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of guideline companies have characteristics similar to us, including stage of product development and focus on the life science industry.
●	Expected term of an award — Determined based on our analysis of historical exercise behavior while taking into consideration various participant demographics and option characteristics. We utilize the simplified method to develop the estimate of the expected term.
●	Risk-free interest rate — Based on a treasury instrument whose term is consistent with the expected term of the stock options.
●	Expected dividend yield — We assume an expected dividend yield of zero, as we have never paid dividends and have no current plans to pay any dividends on our common stock.

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

Freestanding preferred stock warrants

Warrants to purchase our preferred stock were classified as a liability on our condensed consolidated balance sheets. These warrants were subject to remeasurement at each balance sheet date and any change in fair value was recognized in other income (expense), net. As a result of the IPO, these warrants were converted to common stock warrants and the liability was reclassified to stockholders’ equity.

The valuation of our warrants required the input of certain subjective assumptions, including (i) IPO probability, (ii) the future fair value of common stock, (iii) the expected share price volatility, (iv) the expected term, (v) the risk-free interest rate and (vi) the expected dividend yield.

●	IPO probability — Management, along with the assistance of an unrelated third-party valuation firm, evaluated the likelihood and timing of an IPO and applied these assumptions to the determination of the future fair value of the common stock as well as the expected term assumption.
●	Future fair value of common stock — Given the absence of a public trading market for our common stock prior to the IPO, the fair value of our common stock was determined by our Board of Directors with the assistance of an unrelated third-party valuation firm. The valuation was determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation.

●	Expected share price volatility — Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we based our estimate of expected volatility on the historical volatility of a group of similar (guideline) companies that are publicly traded. The historical volatility was calculated based on a period of time commensurate with the expected term assumption. The group of guideline companies have characteristics similar to us, including stage of product development and focus on the life science industry.
●	Expected term — The expected term of the warrant was driven by the probability and timing of an IPO.
●	Risk-free interest rate — Based on a treasury instrument whose term is consistent with the expected term of the stock options.
●	Expected dividend yield — We assumed an expected dividend yield of zero, as we have never paid dividends and have no current plans to pay any dividends on our common stock.

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

Recent accounting pronouncements

A discussion of recent accounting pronouncements is included in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents, which are carried at quoted market prices. We do not currently use or plan to use financial derivatives in our investment portfolio.

Additionally, the interest rate for our outstanding debt is variable. If overall interest rates had increased by 100 basis points during the periods presented, our interest expense would not have been materially affected.

Foreign currency exchange rate risk

To date, a majority of our revenue and a portion of our operating expenses are incurred outside the U.S. are denominated in foreign currencies and are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our statements of operations and comprehensive loss. To date, foreign currency transaction realized gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Credit risk

As of September 30, 2021 and December 31, 2020, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $14.1 million and $14.6 million for the years ended December 31, 2020 and 2019, respectively. We incurred net losses of $6.1 million and $32.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 31, 2020, our accumulated deficit was $384.2 million and $351.7 million, respectively. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our U.S. commercial sales force and expand our marketing efforts to increase adoption of our BAROSTIM NEO, expand existing relationships with our customers, add new features to our BAROSTIM NEO, obtain regulatory clearances or approvals for our planned or future products and conduct clinical trials on our existing and planned or future products. In addition, we expect our general and administrative expenses to increase following the IPO due to the additional costs associated with being a public company.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and, more recently, the global COVID-19 pandemic caused, and is continuing to cause, disruptions in the capital and credit markets, severe supply shortages and reduced hospital and clinical visits, including due to temporary shutdowns under federal, state and local mandates. A severe or prolonged economic downturn, such as the global financial crisis and COVID-19 pandemic, has resulted in and could in the future result in a variety of risks to our business, including weakened demand for BAROSTIM NEO, a delayed time to meet clinical endpoints and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy has strained and could in the future strain our manufacturers or suppliers, resulting in supply disruption, or causing our customers to delay making payments for our services. Certain of the foregoing could have harmed and could in the future harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions may further affect our business.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we build a commercial sales force in the U.S., investigate the potential use of BAROSTIM NEO for the treatment of other HF conditions, continue to grow our business, and transition to operating as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization and R&D efforts. We believe that the net proceeds from the IPO, together with our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least 12 months. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. As a result, we may need to seek additional funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the nine months ended September 30, 2021 and 2020, net cash used in operating activities was $20.7 million and $12.0 million, respectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including, among others:

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

As of September 30, 2021, the aggregate principal amount outstanding under our Horizon loan agreement was $20.0 million. Our ability to make scheduled payments or to refinance our debt obligations depends on numerous factors, including the amount of our cash reserves and our actual and projected financial and operating performance. These amounts and our performance are subject to numerous risks, including the risks in this section, some of which may be beyond our control. We cannot assure you that we will maintain a level of cash reserves or cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our existing or future indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot be certain that we would be able to take any of these actions, or that these actions would permit us to meet our scheduled debt service obligations. In addition, in the event of our breach of our Horizon loan agreement, we may be required to repay any outstanding amounts earlier than anticipated.

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

The lock-up agreements pertaining to the IPO will expire on December 26, 2021. After the lock-up agreements expire, up to an additional approximately 13.6 million shares of common stock will be eligible for sale in the public market, approximately 9.9 million of which shares are beneficially owned by current directors, executive officers and other affiliates and may be subject to volume limitations under Rule 144 under the Securities Act. The representatives of the underwriters, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of September 30, 2021, approximately 2.7 million shares of common stock that are subject to outstanding options and approximately 0.7 million shares of common stock that are subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

After the IPO, the holders of approximately 11.9 million shares of our outstanding common stock became entitled to rights, subject to certain conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. We have also registered all shares of common stock that we may issue under our equity compensation plans, which shares can be freely sold in the public market, subject to volume limitations applicable to affiliates and the lock-up agreements referred to above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from the IPO

On July 2, 2021, we completed our IPO and issued 8,050,000 shares of our common stock at a public offering price of $18.00 per share, which includes 1,050,000 shares of common stock issued upon the exercise in full by the underwriters of their option to purchase additional share, for total gross proceeds from the offering, before deducting the underwriting discount and other offering expenses, of approximately $144.9 million. After deducting the underwriting discount of $10.1 million and offering expenses of $1.5 million, we received net proceeds of approximately $133.2 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. J.P. Morgan Securities LLC, Piper Sandler & Co. and William Blair & Company, L.L.C. acted as joint book-running managers of the IPO, and Canaccord Genuity LLC acted as a lead manager for the IPO. Shares of our common stock began trading on the Nasdaq Global Select Market on June 30, 2021. The offer and sale of the shares were registered under the Securities Act on Registration Statement on Form S-1 (File No. 333-256800), which was declared effective on June 29, 2021.

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

Date: November 8, 2021

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)