Form 10-Q
period 2022-03-31
CVRx, Inc.
filed 2022-05-02
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 25, 2022, there were 20,500,177 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2022

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

In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, which are summarized below. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (four of whom are affiliated with our principal stockholders) own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to obtain market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations;

●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to establish and maintain sales and marketing capabilities, we will be unable to successfully commercialize Barostim or generate sustained and increasing product revenue;
●	we must demonstrate to physicians and patients the merits of Barostim;
●	if third-party payors do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers and price fluctuations, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property, which could be expensive and time consuming, and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and efficacy of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$131,177	$142,072
Accounts receivable, net	3,673	2,560
Inventory	5,261	3,880
Prepaid expenses and other current assets	2,090	2,585
Total current assets	142,201	151,097
Property and equipment, net	1,656	1,425
Operating lease right-of-use asset	522	—
Other non-current assets	26	26
Total assets	$144,405	$152,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,607	$510
Accrued expenses	4,985	5,398
Total current liabilities	6,592	5,908
Operating lease liability, non-current portion	304	—
Other long-term liabilities	706	681
Total liabilities	7,602	6,589
Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of March 31, 2022 and December 31, 2021; 20,486,971 and 20,399,337 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	205	204
Additional paid-in capital	541,547	540,707
Accumulated deficit	(404,745)	(394,754)
Accumulated other comprehensive loss	(204)	(198)
Total stockholders’ equity	136,803	145,959
Total liabilities and stockholders’ equity	$144,405	$152,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Revenue	$4,076	$2,860
Cost of goods sold	949	867
Gross profit	3,127	1,993
Operating expenses:
Research and development	2,258	1,750
Selling, general and administrative	10,777	4,460
Total operating expenses	13,035	6,210
Loss from operations	(9,908)	(4,217)
Interest expense	—	(601)
Other expense, net	(57)	(3,792)
Loss before income taxes	(9,965)	(8,610)
Provision for income taxes	(26)	(17)
Net loss	(9,991)	(8,627)
Cumulative translation adjustment	(6)	(4)
Comprehensive loss	$(9,997)	$(8,631)
Net loss per share, basic and diluted	$(0.49)	$(23.92)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,453,341	360,675

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	(deficit)
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2021	—	$—	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	—	—	87,634	1	47	—	—	48
Employee stock compensation	—	—	—	—	793	—	—	793
Net loss for the three months ended March 31, 2022	—	—	—	—	—	(9,991)	—	(9,991)
Cumulative translation adjustment	—	—	—	—	—	—	(6)	(6)
Balances as of March 31, 2022	—	$—	20,486,971	$205	$541,547	$(404,745)	$(204)	$136,803

Balances as of December 31, 2020	223,541,754	$329,983	360,412	$4	$58,624	$(351,676)	$(190)	$(293,238)
Exercise of stock options	—	—	4,862	—	2	—	—	2
Employee stock compensation	—	—	—	—	61	—	—	61
Net loss for the three months ended March 31, 2021	—	—	—	—	—	(8,627)	—	(8,627)
Cumulative translation adjustment	—	—	—	—	—	—	(4)	(4)
Balances as of March 31, 2021	223,541,754	$329,983	365,274	$4	$58,687	$(360,303)	$(194)	$(301,806)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(9,991)	$(8,627)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	793	61
Depreciation of property and equipment	62	33
Amortization of deferred financing costs and loan discount	—	68
Changes in fair value of convertible preferred stock warrants	—	3,689
Changes in operating assets and liabilities:
Accounts receivable	(1,113)	(431)
Inventory	(1,381)	314
Prepaid expenses and other current assets	485	(454)
Accounts payable	1,097	364
Accrued expenses	(596)	(55)
Net cash used in operating activities	(10,644)	(5,038)
Cash flows from investing activities:
Purchase of property and equipment	(293)	(101)
Net cash used in investing activities	(293)	(101)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	48	2
Net cash provided by financing activities	48	2
Effect of currency exchange on cash and cash equivalents	(6)	(4)
Net change in cash and cash equivalents	(10,895)	(5,141)
Cash and cash equivalents at beginning of year	142,072	59,112
Cash and cash equivalents at end of period	$131,177	$53,971
Supplemental Information:
Cash paid for interest	$—	$500
Cash paid for income taxes	—	1

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of March 31, 2022 and December 31, 2021, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value.

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

Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, accrued expenses, and operating lease liability – non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We used the incremental borrowing rate based on information readily available at the time of recognition to determine the present value of the lease payments. The determination of our incremental borrowing rate requires management judgement based on information available at lease commencement.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We use an estimate of the value of our common stock, with the assistance of an independent appraiser, to determine the fair value of options. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

Recent accounting pronouncements

On January 1, 2022, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, utilizing the alternative modified retrospective transition approach. Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of Topic 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of Topic 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company recognized right-of-use assets of $579,000 and lease liabilities of $561,000 as of January 1, 2022. The lease liabilities represent the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate as of January 1, 2022. The corresponding ROU assets are recorded based on the lease liabilities and the cumulative difference between rent expense and the amounts paid under the lease. The Company did not elect any practical expedients.

3.	Selected balance sheet information

Inventory consists of the following at:

	March 31,	December 31,
(in thousands)	2022	2021
Raw material	$2,399	$1,593
Work-in-process	753	482
Finished goods	2,109	1,805
	$5,261	$3,880

Property and equipment, net consists of the following at:

	March 31,	December 31,
(in thousands)	2022	2021
Office furniture and equipment	$271	$271
Lab equipment	1,594	1,565
Computer equipment and software	556	556
Leasehold improvements	88	88
Capital equipment in process	1,077	813
	3,586	3,293
Less: Accumulated depreciation and amortization	1,930	1,868
	$1,656	$1,425

Depreciation expense was $62,000 and $33,000 for the three months ended March 31, 2022 and 2021, respectively.

Accrued expenses consist of the following at:

	March 31,	December 31,
(in thousands)	2022	2021
Clinical trial and other professional fees	$1,803	$1,607
Bonuses	1,202	2,028
Paid time off	863	699
Customer rebates	216	380
Operating lease liability, current portion	208	—
Employee stock purchase plan	162	—
Other	531	684
	$4,985	$5,398

4.	Fair value measurements

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

There was no convertible preferred stock warranty liability as of the periods ended March 31, 2022 and December 31, 2021.

The Company’s recurring fair value measurements using significant unobservable inputs (Level 3) related solely to the Company’s convertible preferred stock warrant liability. The convertible preferred stock warrant liability was remeasured at each financial reporting period with any changes in fair value being recognized as a component of other expense, net in the condensed consolidated statements of operations and comprehensive loss. In connection with the closing of the initial public offering (“IPO”), all of the outstanding convertible preferred stock warrants were converted to common stock warrants. The related liability was remeasured at the time of the IPO and reclassed to additional paid-in capital.

The following table sets forth a summary of changes in the estimated fair value of the Company’s convertible preferred stock warrants during the three months ended:

	March 31,
(in thousands)	2022	2021
Beginning of the period	$—	$3,911
Change in fair value	—	3,689
Conversion to common stock warrants	—	—
End of the period	$—	$7,600

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the periods ended March 31, 2022 and 2021.

5. Leases

We lease 23,890 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and expires July 31, 2024. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of five years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability upon adoption of Accounting Standards Update 2016-02, Leases (Topic 842) on January 1, 2022, as it is not reasonably certain of exercise.

In addition to base rent, we will also pay our proportionate share of operating expenses, as defined in the lease. These payments will be made monthly and will be adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

March 31,
(in thousands)	2022
Right-of-use assets:
Operating lease right-of-use asset	$522
Operating lease liabilities:
Accrued expenses	208
Operating lease liability, non-current portion	304
Total operating lease liabilities	$512

Maturities of our lease liability for our operating lease are as follows as of March 31, 2022:

March 31,
(in thousands)	2022
2022	$171
2023	234
2024	139
Total undiscounted lease payments	544
Less: imputed interest	(32)
Present value of lease liability	$512

As of March 31, 2022, the remaining lease term was 2.3 years and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.2 million for the three months ended March 31, 2022.

6.	Stockholders’ equity

Initial Public Offering

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

Upon the closing of the IPO, all shares of convertible preferred stock were automatically converted into common stock. Series G convertible preferred stock was converted into common stock on a 15.819-for-1 basis, and all other shares of convertible preferred stock were automatically converted into common stock on a 39.548-for-1 basis. The conversion of the outstanding preferred stock resulted in an aggregate of 11,929,584 shares of common stock.

Reverse Stock Split

In connection with the IPO, the Company’s Board of Directors and stockholders approved a 1-for-39.548 reverse stock split of the Company’s common stock. The reverse stock split became effective on June 22, 2021. The par value of the common stock was not adjusted as a result of the reverse stock split. Adjustments corresponding to the reverse stock split were made to the ratio at which the convertible preferred stock converted into common stock in connection with the closing of the IPO. Accordingly, all share and per-share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the reverse stock split and the adjustment of the conversion ratio of the convertible preferred stock.

Common Stock Warrants

In connection with the IPO, the warrants to purchase shares of convertible preferred stock automatically converted into warrants to purchase common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital. Upon the closing of the IPO, these warrants to purchase convertible preferred stock became exercisable for 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share.

7.	Stock-Based compensation

Summary of plans and activity

In June 2001, the Company’s Board of Directors and stockholders established the 2001 Stock Incentive Award Plan (“2001 Plan”). Under the 2001 Plan, as amended, 2,674,749 shares of common stock had been reserved for the issuance of incentive stock options granted to employees, non-employee directors, consultants or independent contractors. Options granted under the 2001 Plan have vesting terms that range from the date of grant to four years and expire within a maximum term of 10 years from the grant date.

In connection with the IPO in 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan will automatically increase on the first day of each year, commencing January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,019,967 shares being reserved for issuance under the 2021 Plan as of January 1, 2022. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of March 31, 2022, there were 2,042,964 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through March 31, 2022, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2021	2,749,441	$7.93
Granted	632,988	8.85
Cancelled / Forfeited	(3,836)	12.55
Exercised	(87,634)	0.54
Balance as of March 31, 2022	3,290,959	$8.29	$4,238
Options exercisable as of March 31, 2022	1,167,639	$3.24	$3,441

As of March 31, 2022, stock options outstanding included 9,993 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of March 31, 2022, the weighted average remaining contractual life was 8.3 years. For options exercisable as of March 31, 2022, the weighted average remaining contractual life was 6.9 years.

In connection with the IPO, the Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP will automatically increase on the first day of each year, commencing January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 203,993 shares being reserved for issuance under the ESPP as of January 1, 2022. The ESPP will permit certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The Company expects the first purchase period to commence in 2022. Accordingly, as of March 31, 2022, no shares of common stock have been purchased under the ESPP. As of March 31, 2022 there were 482,163 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2022.

March 31,
2022
Weighted average fair value of options granted	$4.77
Expected term (in years) — non-officer employees	6.1
Expected term (in years) — officer employees	6.1
Expected volatility	56.3% to 56.8%
Expected dividend yield	—%
Risk-free interest rate	1.75% to 2.40%

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

The Company recognized stock-based compensation expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2022	2021
Selling, general & administrative	$674	$46
Research & development	102	14
Cost of goods sold	17	1
	$793	$61

As of March 31, 2022, unrecognized compensation expense related to unvested stock-based compensation arrangements was $9.1 million. As of March 31, 2022, the related weighted average period over which the expense is expected to be recognized is approximately 3.3 years.

Early exercise of stock options

Under the 2001 Plan, the Company has issued options to certain executive officers with early-exercise provisions. The options may be exercised by the holder any time after they are granted. The Company has the right to repurchase, at the original option exercise price, shares issued pursuant to such early-exercise provisions, upon the termination of employment or death of the stockholder. This repurchase right expires based upon the original option vesting schedule. As of March 31, 2022 and 2021, there have been no early exercises and therefore there is no liability recorded for the early exercise of stock options.

8.	Income taxes

As of March 31, 2022 and December 31, 2021, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended March 31, 2022 and 2021 was $26,000 and $17,000, respectively.

As of December 31, 2021, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $324.8 million and $6.5 million, respectively. The federal NOLs began expiring in 2021 and the state NOLs began expiring in 2020. As of December 31, 2021, the Company had federal and state tax credit carryforwards of approximately $8.9 million and $1.6 million, respectively. The federal tax credit carryforwards began expiring in 2021 and the state tax credit carryforwards will begin expiring in 2028.

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

9. (Loss) Earnings Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended
	March 31,
	2022	2021
Numerator:
Net loss	$(9,991)	$(8,627)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,453,341	360,675
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(23.92)

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

	Three months ended
	March 31,
	2022	2021
Options to purchase common stock	3,290,959	2,017,441
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	108,406
Warrants to purchase common stock	716,131	—
Redeemable convertible preferred stock (as converted to common stock)	—	11,929,584
	4,007,090	14,055,431

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of March 31, 2022 or December 31, 2021.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2022	2021
U.S.	$3,058	$1,612
Germany	803	1,109
Other countries	215	139
	$4,076	$2,860

As of March 31, 2022 and December 31, 2021, long-lived assets were located primarily in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HF with reduced Ejection Fraction (“HFrEF”) and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides Baroreflex Activation Therapy by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently approved by the U.S. Food and Drug Administration (the “FDA”) to improve the symptoms of patients with HFrEF and is CE Marked for HFrEF and resistant hypertension.

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

The costs for the device and implantation procedure are reimbursed through various third-party payors, such as government agencies and commercial payors. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for

Barostim. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services (“CMS”) while simultaneously developing processes to engage commercial payors. All Medicare Administrative Contractors have retired automatic coverage denial policies for our Current Procedural Terminology codes, thereby allowing hospitals to be paid for the Barostim procedure. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to assist patients and physicians in obtaining appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the European Union (“EU”), such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

We manage all aspects of manufacturing operations and product supply of Barostim, which include final assembly, testing and packaging of our implantable pulse generator (“IPG”) and stimulation lead, at our headquarters in Minneapolis, Minnesota. We utilize components or various subassemblies manufactured by third-party suppliers, some of which have significant lead times. Many of these components are from a limited number of suppliers. We believe that our component manufacturers are recognized in their field for their competency to manufacture the respective portions of Barostim and have quality systems established that meet FDA requirements. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions and continue to seek to broaden and strengthen our supply chain through additional sourcing channels.

From our inception until the IPO, we financed our operations primarily through preferred stock financings, and additionally, from sales of our Barostim products and amounts borrowed under our past credit facilities. We have devoted substantially all of our resources to research and development activities related to Barostim Therapy, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities.

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

The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying procedures performed to implant Barostim, and we expect the pandemic will continue to negatively impact our business, financial condition and results of operations. Beginning in March 2020, our revenue was negatively impacted by COVID-19 as healthcare facilities and clinics began restricting in-person access to their clinicians, reducing patient consultations and treatments or temporarily closing their facilities. As a result, substantially all of our then-scheduled procedures were postponed, and numerous other cases could not be scheduled. During May 2020, the widespread shutdown resulted in key physician-society conferences being moved to a virtual setting, which directly impacted our planned commercial launch in the U.S.

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

However, procedure volumes were again negatively impacted by the Delta and Omicron variants of COVID-19 in the third and fourth quarters of 2021 and continuing into the first quarter of 2022. By March 2022, implant centers resumed procedures at more normal levels. We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact.

Factors affecting our performance

We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:

●	Growing and supporting our U.S. commercial organization;
●	Promoting awareness among physicians, hospitals and patients to accelerate adoption of Barostim;
●	Raising awareness among payors to build upon reimbursement for Barostim;
●	Investing in research and development to foster innovation and further simplify the Barostim procedure; and

●	Leveraging our manufacturing capacity to further improve our gross margins.

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

We calculate gross margin as revenue less cost of goods sold divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but is primarily driven by the average sale price of our product, the percentage of products sold that include a full system (i.e., an IPG and a stimulation lead), as compared to individual IPG sales, and the allocated manufacturing overhead. Although we sell the majority of our devices directly to hospitals, the impact of the average selling price on gross margin is driven by the percentage of products we sold to distributors as compared to those sold directly to hospitals, as our average selling price is typically higher on products we sell directly. The full system sales typically have a lower gross margin as they include the cost of an IPG and a stimulation lead whereas individual IPG sales only include the cost of an IPG. The manufacturing overhead costs of Barostim are directly aligned to our production volume and therefore the cost per product is reduced if production levels increase. While we expect our gross margin to be positively affected over time to the extent we are successful in selling more product through our direct sales force and by increasing our production volumes, it will likely fluctuate from period to period as we continue to introduce new products and adopt new manufacturing processes and technologies.

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

Results of operations

Consolidated results of operations for the three months ended March 31, 2022, compared to the three months ended March 31, 2021

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2022	2021	$	%
Revenue	$4,076	$2,860	$1,216	43%
Cost of goods sold	949	867	82	9%
Gross profit	3,127	1,993	1,134	57%
Gross margin	77%	70%
Operating Expenses:
Research and development	2,258	1,750	508	29%
Selling, general and administrative	10,777	4,460	6,317	142%
Total operating expenses	13,035	6,210	6,825	110%
Loss from operations	(9,908)	(4,217)	(5,691)	135%
Interest expense	—	(601)	601	NM
Other expense, net	(57)	(3,792)	3,735	(98)%
Loss before income taxes	(9,965)	(8,610)	(1,355)	16%
Provision for income taxes	(26)	(17)	(9)	53%
Net loss	$(9,991)	$(8,627)	$(1,364)	16%

NM – Not meaningful

Revenue

	Revenue by Geography

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2022	2021	$	%
United States	$3,058	$1,612	$1,446	90%
Europe	1,018	1,248	(230)	(18)%
Total Revenue	$4,076	$2,860	$1,216	43%

Revenue was $4.1 million for the three months ended March 31, 2022, an increase of $1.2 million, or 43%, over the three months ended March 31, 2021.

Revenue generated in the U.S. was $3.1 million for the three months ended March 31, 2022, an increase of $1.4 million, or 90%, over the three months ended March 31, 2021. Total HF revenue units in the U.S. totaled 99 and 44 for the three months ended March 31, 2022 and 2021, respectively.

HF revenue in the U.S. totaled $2.9 million and $1.3 million for the three months ended March 31, 2022 and 2021, respectively. The increase was primarily driven by continued growth as a result of the expansion into new sales territories, new accounts and increased physician and patient awareness of Barostim.

As of March 31, 2022, we had a total of 56 active implanting centers, as compared to 19 as of March 31, 2021. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of March 31, 2022, we had a total of 17 sales territories as compared to 6 as of March 31, 2021.

Revenue generated in Europe was $1.0 million for the three months ended March 31, 2022, a decrease of $0.2 million, or 18%, over the three months ended March 31, 2021. Total revenue units in Europe were 50 for the three months ended March 31, 2022 as compared to 52 in the prior year period. The decrease is due to reduced procedure volumes attributable to the impact of COVID-19. As of March 31, 2022, the Company had a total of six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.1 million, or 9%, to $0.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily due to higher sales of Barostim.

Gross profit was $3.1 million for the three months ended March 31, 2022, an increase of $1.1 million, or 57%, over the three months ended March 31, 2021. Gross margin increased to 77% for the three months ended March 31, 2022, compared to 70% for the three months ended March 31, 2021. Gross margin for the three months ended March 31, 2022 was higher due to a decrease in the cost per unit and an increase in the average selling price. This was partially offset by a larger percentage of our revenue units coming from full systems versus battery replacements. New patients receive a full system that includes an IPG and a stimulation lead, which has a lower gross margin than a stand-alone IPG used for a battery replacement.

Research and development expenses

R&D expenses increased $0.5 million, or 29%, to $2.3 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This change was primarily driven by a $0.3 million increase in compensation expenses, mainly as a result of increased headcount, a $0.3 million increase in clinical study expenses, and a $0.1 million increase in non-cash stock-based compensation expense, partially offset by a $0.2 million decrease in consulting expenses.

Selling, general and administrative expenses

SG&A expenses increased $6.3 million, or 142%, to $10.8 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This was primarily driven by a $3.2 million increase in compensation expenses, mainly as a result of increased headcount, a $0.7 million increase in travel expenses, a $0.7 million increase in insurance costs incurred as a result of becoming a public company, a $0.6 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S., a $0.6 million increase in non-cash stock-based compensation expense, a $0.3 million increase in consulting expenses, and a $0.2 million increase in professional fees.

Interest expense

Interest expense decreased $0.6 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This decrease was driven by the repayment of the outstanding debt under the loan agreement with Horizon Technology Finance Corporation (the “Horizon loan agreement”) in November 2021.

Other expense, net

Other expense, net was $0.1 million for the three months ended March 31, 2022, compared to $3.8 million for the three months ended March 31, 2021. The expense in the first quarter of 2021 was primarily driven by the increase in fair value of the convertible preferred stock warrant liability from December 31, 2020 to March 31, 2021. As these preferred stock warrants converted to common stock warrants upon the IPO, there is no longer a change in fair value recorded into other expense, net.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended March 31, 2022 and March 31, 2021.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2022 and December 31, 2021, we had cash and cash equivalents of $131.2 million and $142.1 million, respectively. For the three months ended March 31, 2022 and 2021, our net losses were $10.0 million and $8.6 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2022 and 2021 were $10.6 million and $5.0 million, respectively.

Prior to the IPO, our operations were financed primarily by aggregate net proceeds from the sale of our convertible preferred stock of $383.1 million, as well as debt financings. In September 2019, we entered into the Horizon loan agreement to borrow $20.0 million, which was fully repaid on November 3, 2021. In July 2020, we completed an equity financing pursuant to which we issued 62,500,000 shares of Series G convertible preferred stock at a price of $0.80 per share, for net proceeds of $49.8 million after deducting offering expenses. On July 2, 2021, we closed our IPO for net proceeds from the offering, after deducting the underwriting discount and other offering expenses payable by us, of $133.2 million.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods indicated below:

	Three months ended
	March 31
	(unaudited)
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(10,644)	$(5,038)
Investing activities	(293)	(101)
Financing activities	48	2
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)
Net change in cash and cash equivalents	$(10,895)	$(5,141)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2022 was $10.6 million and consisted primarily of a net loss of $10.0 million and a decrease in net operating assets of $1.5 million, partially offset by a non-cash charge of $0.8 million related to stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses, accounts payable and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the three months ended March 31, 2021 was $5.0 million and consisted primarily of a net loss of $8.6 million and a decrease in net operating assets of $0.3 million, partially offset by non-cash charges of $3.7 million related to the fair value adjustment to our convertible preferred stock warrants. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.3 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities were nominal for the three months ended March 31, 2022 and 2021, and were entirely attributed to the proceeds from the exercise of common stock options.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of March 31, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with ASC 718. ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the condensed consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We use an estimate of the value of our common stock, with the assistance of an independent appraiser, to determine the fair value of options.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the fair value of common stock, (ii) the expected share price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) the expected dividend yield.

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

Foreign currency exchange rate risk

Portions of our revenue and operating expenses are incurred outside the U.S. are thus denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations and comprehensive loss. To date, foreign currency transaction realized gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Credit risk

As of March 31, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: May 2, 2022

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)