Form 10-Q
period 2022-06-30
CVRx, Inc.
filed 2022-08-01
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of July 25, 2022, there were 20,576,202 shares of the registrant’s common stock, par value $0.01 per share outstanding.

`
		Page

Part I	Financial Information

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2022 and 2021 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

Part II	Other Information

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults Upon Senior Securities	33

Item 4.	Mine Safety Disclosures	33

Item 5.	Other Information	33

Item 6.	Exhibits	33

Exhibit Index

Signatures

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2022

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$121,346	$142,072
Accounts receivable, net	3,601	2,560
Inventory	5,834	3,880
Prepaid expenses and other current assets	1,155	2,585
Total current assets	131,936	151,097
Property and equipment, net	1,610	1,425
Operating lease right-of-use asset	465	—
Other non-current assets	26	26
Total assets	$134,037	$152,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$608	$510
Accrued expenses	5,301	5,398
Total current liabilities	5,909	5,908
Operating lease liability, non-current portion	250	—
Other long-term liabilities	732	681
Total liabilities	6,891	6,589
Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of June 30, 2022 and December 31, 2021; 20,576,149 and 20,399,337 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	206	204
Additional paid-in capital	542,967	540,707
Accumulated deficit	(415,816)	(394,754)
Accumulated other comprehensive loss	(211)	(198)
Total stockholders’ equity	127,146	145,959
Total liabilities and stockholders’ equity	$134,037	$152,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue	$5,031	$3,123	$9,107	$5,983
Cost of goods sold	1,201	913	2,150	1,780
Gross profit	3,830	2,210	6,957	4,203
Operating expenses:
Research and development	2,355	2,255	4,613	4,005
Selling, general and administrative	12,489	5,627	23,266	10,087
Total operating expenses	14,844	7,882	27,879	14,092
Loss from operations	(11,014)	(5,672)	(20,922)	(9,889)
Interest expense	—	(608)	—	(1,209)
Other expense, net	(34)	(11,442)	(91)	(15,234)
Loss before income taxes	(11,048)	(17,722)	(21,013)	(26,332)
Provision for income taxes	(23)	(26)	(49)	(43)
Net loss	(11,071)	(17,748)	(21,062)	(26,375)
Cumulative translation adjustment	(7)	(1)	(13)	(5)
Comprehensive loss	$(11,078)	$(17,749)	$(21,075)	$(26,380)
Net loss per share, basic and diluted	$(0.54)	$(48.48)	$(1.03)	$(72.58)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,505,228	366,066	20,479,427	363,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balances as of March 31, 2022	—	$—	20,486,971	$205	$541,547	$(404,745)	$(204)	$136,803
Exercise of stock options	—	—	31,497	—	26	—	—	26
Proceeds from Employee Stock Purchase Plan	—	—	57,681	1	294	—	—	295
Employee stock compensation	—	—	—	—	1,100	—	—	1,100
Net loss for the three months ended June 30, 2022	—	—	—	—	—	(11,071)	—	(11,071)
Cumulative translation adjustment	—	—	—	—	—	—	(7)	(7)
Balances as of June 30, 2022	—	$—	20,576,149	$206	$542,967	$(415,816)	$(211)	$127,146

Balances as of March 31, 2021	223,541,754	$329,983	365,274	$4	$58,687	$(360,303)	$(194)	$(301,806)
Exercise of stock options	—	—	1,068	—	—	—	—	—
Employee stock compensation	—	—	—	—	624	—	—	624
Net loss for the three months ended June 30, 2021	—	—	—	—	—	(17,748)	—	(17,748)
Cumulative translation adjustment	—	—	—	—	—	—	(1)	(1)
Balances as of June 30, 2021	223,541,754	$329,983	366,342	$4	$59,311	$(378,051)	$(195)	$(318,931)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balances as of December 31, 2021	—	$—	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	—	—	119,131	1	73	—	—	74
Proceeds from Employee Stock Purchase Plan	—	—	57,681	1	294	—	—	295
Employee stock compensation	—	—	—	—	1,893	—	—	1,893
Net loss for the six months ended June 30, 2022	—	—	—	—	—	(21,062)	—	(21,062)
Cumulative translation adjustment	—	—	—	—	—	—	(13)	(13)
Balances as of June 30, 2022	—	$—	20,576,149	$206	$542,967	$(415,816)	$(211)	$127,146

Balances as of December 31, 2020	223,541,754	$329,983	360,412	$4	$58,624	$(351,676)	$(190)	$(293,238)
Exercise of stock options	—	—	5,930	—	2	—	—	2
Employee stock compensation	—	—	—	—	685	—	—	685
Net loss for the six months ended June 30, 2021	—	—	—	—	—	(26,375)	—	(26,375)
Cumulative translation adjustment	—	—	—	—	—	—	(5)	(5)
Balances as of June 30, 2021	223,541,754	$329,983	366,342	$4	$59,311	$(378,051)	$(195)	$(318,931)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(21,062)	$(26,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,893	685
Depreciation of property and equipment	157	70
Amortization of deferred financing costs and loan discount	—	137
Changes in fair value of convertible preferred stock warrants	—	15,140
Changes in operating assets and liabilities:
Accounts receivable	(1,041)	(963)
Inventory	(1,954)	181
Prepaid expenses and other current assets	1,421	(1,080)
Accounts payable	98	405
Accrued expenses	(252)	298
Net cash used in operating activities	(20,740)	(11,502)
Cash flows from investing activities:
Purchase of property and equipment	(342)	(480)
Net cash used in investing activities	(342)	(480)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	74	2
Proceeds from Employee Stock Purchase Plan	295	—
Net cash provided by financing activities	369	2
Effect of currency exchange on cash and cash equivalents	(13)	(4)
Net change in cash and cash equivalents	(20,726)	(11,984)
Cash and cash equivalents at beginning of period	142,072	59,112
Cash and cash equivalents at end of period	$121,346	$47,128
Supplemental Information:
Cash paid for interest	$—	$1,011
Cash paid for income taxes	1	1

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of June 30, 2022 and December 31, 2021, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value.

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

Recent accounting pronouncements

On January 1, 2022, the Company adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”), utilizing the alternative modified retrospective transition approach. Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of Topic 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of Topic 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company recognized ROU assets of $579,000 and lease liabilities of $561,000 as of January 1, 2022. The lease liabilities represent the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate as of January 1, 2022. The corresponding ROU assets are recorded based on the lease liabilities and the cumulative difference between rent expense and the amounts paid under the lease. The Company did not elect any practical expedients.

3.	Selected balance sheet information

Inventory consists of the following at:

	June 30,	December 31,
(in thousands)	2022	2021
Raw material	$2,455	$1,593
Work-in-process	753	482
Finished goods	2,626	1,805
	$5,834	$3,880

Property and equipment, net consists of the following at:

	June 30,	December 31,
(in thousands)	2022	2021
Office furniture and equipment	$350	$271
Lab equipment	2,614	1,565
Computer equipment and software	576	556
Leasehold improvements	95	88
Capital equipment in process	—	813
	3,635	3,293
Less: Accumulated depreciation and amortization	2,025	1,868
	$1,610	$1,425

Depreciation expense was $95,000 and $37,000 for the three months ended June 30, 2022 and 2021, respectively, and $157,000 and $70,000 for the six months ended June 30, 2022 and 2021, respectively.

Accrued expenses consist of the following at:

	June 30,	December 31,
(in thousands)	2022	2021
Clinical trial and other professional fees	$1,788	$1,607
Bonuses	1,610	2,028
Paid time off	878	699
Customer rebates	272	380
Operating lease liability, current portion	212	—
Other	541	684
	$5,301	$5,398

4.	Fair value measurements

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

There was no convertible preferred stock warranty liability as of the periods ended June 30, 2022 and December 31, 2021.

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

The following table sets forth a summary of changes in the estimated fair value of the Company’s convertible preferred stock warrants during the six months ended:

	June 30,
(in thousands)	2022	2021
Beginning of the period	$—	$3,911
Change in fair value	—	15,140
Conversion to common stock warrants	—	—
End of the period	$—	$19,051

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the periods ended June 30, 2022 and 2021.

5. Leases

We lease 23,890 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and expires July 31, 2024. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of five years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability upon adoption of ASC 842 on January 1, 2022, as it is not reasonably certain of exercise.

In addition to base rent, we will also pay our proportionate share of operating expenses, as defined in the lease. These payments will be made monthly and will be adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

June 30,
(in thousands)	2022
Right-of-use assets:
Operating lease right-of-use asset	$465
Operating lease liabilities:
Accrued expenses	212
Operating lease liability, non-current portion	250
Total operating lease liabilities	$462

Maturities of our lease liability for our operating lease are as follows as of June 30, 2022:

June 30,
(in thousands)	2022
2022	$115
2023	234
2024	139
Total undiscounted lease payments	488
Less: imputed interest	(26)
Present value of lease liability	$462

As of June 30, 2022, the remaining lease term was 2.1 years and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.6 million for the six months ended June 30, 2022.

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

In connection with the IPO in 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan will automatically increase on the first day of each year, commencing January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,019,967 shares being reserved for issuance under the 2021 Plan as of January 1, 2022. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of June 30, 2022, there were 1,850,346 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through June 30, 2022, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2021	2,749,441	$7.93
Granted	1,062,318	7.56
Cancelled / Forfeited	(240,548)	6.26
Exercised	(119,131)	0.62
Balance as of June 30, 2022	3,452,080	$8.18	$4,095
Options exercisable as of June 30, 2022	1,417,978	$5.50	$3,435

As of June 30, 2022, stock options outstanding included 8,796 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of June 30, 2022, the weighted average remaining contractual life was 8.0 years. For options exercisable as of June 30, 2022, the weighted average remaining contractual life was 6.8 years.

In connection with the IPO, the Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP will automatically increase on the first day of each year, commencing January 1, 2022 and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 203,993 shares being reserved for issuance under the ESPP as of January 1, 2022. The ESPP will permit certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was June 30, 2022. Accordingly, as of June 30, 2022, 57,681 shares of common stock have been purchased under the ESPP for $0.3 million of employee contributions. As of June 30, 2022, there were 424,482 shares available for issuance under the ESPP.

Stock-based compensation expense

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options and ESPP purchase rights on the grant date. The Company measures stock-based compensation expense based on the grant date fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period for stock options and the offering period for ESPP purchase rights. The amount of stock-based compensation expense recognized for stock option awards during a period is based on the portion of the awards that are ultimately expected to vest. The amount of stock-based compensation expense recognized for ESPP purchase rights during a period is based on the estimated purchase rights as of the grant date. The Company accounts for forfeitures as they occur.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2022:

	June 30,
	2022	2021
Weighted average fair value of options granted	$4.41	$5.16
Expected term (in years) — non-officer employees	5.5 to 6.1	2.7
Expected term (in years) — officer employees	3.2 to 6.1	3.0
Expected volatility	56.3% to 58.6%	61.6 to 63.4%
Expected dividend yield	—%	—%
Risk-free interest rate	1.75% to 3.07%	0.17% to 0.47%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2022:

June 30,
2022
Weighted average fair value per ESPP purchase right	$1.76
Expected term (in years)	0.5
Expected volatility	51.3%
Expected dividend yield	—%
Risk-free interest rate	0.22%

There were no ESPP purchase rights for the six months ended June 30, 2021.

The Company reviews these assumptions on a periodic basis and adjusts them, as necessary. The expected term of a stock option award was determined based on the Company’s analysis of historical exercise behavior while taking into consideration various participant demographics and option characteristics. The expected term of an ESPP purchase right is based on the offering period. We utilize the simplified method to develop the estimate of the expected term. The expected volatility is based upon observed volatility of comparable public companies. The expected dividend yield is assumed to be zero, as the Company has never paid dividends and has no current plans to do so. The risk-free interest rate is based on the yield on U.S. Treasury securities for a period approximating the expected term of the options being valued.

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Stock options	$998	$624	$1,791	$685
Employee Stock Purchase Plan	102	—	102	—
Total stock-based compensation expense	$1,100	$624	$1,893	$685

Selling, general & administrative	$943	$431	$1,617	$477
Research & development	133	190	235	204
Cost of goods sold	24	3	41	4
	$1,100	$624	$1,893	$685

As of June 30, 2022, unrecognized compensation expense related to unvested stock-based compensation arrangements was $8.7 million. As of June 30, 2022, the related weighted average period over which the expense is expected to be recognized is approximately 2.8 years.

Early exercise of stock options

Under the 2001 Plan, the Company has issued options to certain executive officers with early-exercise provisions. The options may be exercised by the holder any time after they are granted. The Company has the right to repurchase, at the original option exercise price, shares issued pursuant to such early-exercise provisions, upon the termination of employment or death of the stockholder. This repurchase right expires based upon the original option vesting schedule. As of June 30, 2022 and 2021, there have been no early exercises and therefore there is no liability recorded for the early exercise of stock options.

8.	Income taxes

As of June 30, 2022 and December 31, 2021, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended June 30, 2022 and 2021 was $23,000 and $26,000, respectively. Provision for income taxes for the six months ended June 30, 2022 and 2021 was $49,000 and $43,000, respectively.

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

9. (Loss) Earnings Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,071)	$(17,748)	$(21,062)	$(26,375)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,505,228	366,066	20,479,427	363,397
Net loss per share attributable to common stockholders — basic and diluted	$(0.54)	$(48.48)	$(1.03)	$(72.58)

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

	Six months ended
	June 30,
	2022	2021
Options to purchase common stock	3,452,080	2,654,042
Warrants to purchase redeemable convertible preferred stock (as converted to common stock)	—	108,406
Warrants to purchase common stock	716,131	—
Redeemable convertible preferred stock (as converted to common stock)	—	11,929,584
	4,168,211	14,692,032

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of June 30, 2022 or December 31, 2021.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
U.S.	$3,938	$2,105	$6,996	$3,717
Germany	1,008	799	1,811	1,907
Other countries	85	219	300	359
	$5,031	$3,123	$9,107	$5,983

As of June 30, 2022 and December 31, 2021, long-lived assets were located primarily in the U.S.

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

However, procedure volumes were again negatively impacted by the Delta and Omicron variants of COVID-19 in the third and fourth quarters of 2021 and continuing into the first quarter of 2022. By March 2022, and continuing into the second quarter of 2022, implant centers resumed procedures at more normal levels. We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses related to Barostim in HFrEF.

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

Results of operations

Consolidated results of operations for the three months ended June 30, 2022, compared to the three months ended June 30, 2021

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2022	2021	$	%
Revenue	$5,031	$3,123	$1,908	61%
Cost of goods sold	1,201	913	288	32%
Gross profit	3,830	2,210	1,620	73%
Gross margin	76%	71%
Operating expenses:
Research and development	2,355	2,255	100	4%
Selling, general and administrative	12,489	5,627	6,862	122%
Total operating expenses	14,844	7,882	6,962	88%
Loss from operations	(11,014)	(5,672)	(5,342)	94%
Interest expense	—	(608)	608	NM
Other expense, net	(34)	(11,442)	11,408	NM
Loss before income taxes	(11,048)	(17,722)	6,674	(38)%
Provision for income taxes	(23)	(26)	3	(12)%
Net loss	$(11,071)	$(17,748)	$6,677	(38)%

NM – Not meaningful

Revenue

	Revenue by Geography
	Three months ended
	June 30,		Change
(unaudited and in thousands)	2022	2021	$	%
United States	$3,938	$2,105	$1,833	87%
Europe	1,093	1,018	75	7%
Total Revenue	$5,031	$3,123	$1,908	61%

Revenue was $5.0 million for the three months ended June 30, 2022, an increase of $1.9 million, or 61%, over the three months ended June 30, 2021.

Revenue generated in the U.S. was $3.9 million for the three months ended June 30, 2022, an increase of $1.8 million, or 87%, over the three months ended June 30, 2021. Total HF revenue units in the U.S. totaled 128 and 67 for the three months ended June 30, 2022 and 2021, respectively.

HF revenue in the U.S. totaled $3.8 million for the three months ended June 30, 2022, an increase of $1.8 million, or 90%, over the three months ended June 30, 2021. The increase was primarily driven by continued growth as a result of the expansion into new sales territories, new accounts and increased physician and patient awareness of Barostim.

As of June 30, 2022, we had a total of 71 active implanting centers as compared to 31 as of June 30, 2021. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of June 30, 2022, we had a total of 20 sales territories as compared to eight as of June 30, 2021.

Revenue generated in Europe was $1.1 million for the three months ended June 30, 2022, an increase of $0.1 million, or 7%, over the three months ended June 30, 2021. Total revenue units in Europe were 52 for the three months ended June 30, 2022 as compared to 47 in the prior year period. The slight revenue increase was primarily due to the lessening impact of the COVID-19 pandemic in Germany, partially offset by an unfavorable currency impact on net sales. As of June 30, 2022, we had a total of six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.3 million, or 32%, to $1.2 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This increase was primarily due to higher sales of Barostim.

Gross profit was $3.8 million for the three months ended June 30, 2022, an increase of $1.6 million, or 73%, over the three months ended June 30, 2021. Gross margin increased to 76% for the three months ended June 30, 2022, compared to 71% for the three months ended June 30, 2021. Gross margin for the three months ended June 30, 2022 was higher due to a decrease in the cost per unit and an increase in the average selling price. This was partially offset by a larger percentage of our revenue units coming from full systems versus battery replacements. New patients receive a full system that includes an IPG and a stimulation lead, which has a lower gross margin than a stand-alone IPG used for a battery replacement.

Research and development expenses

R&D expenses increased $0.1 million, or 4%, to $2.4 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This change was primarily driven by a $0.4 million increase in compensation expenses, mainly as a result of increased headcount, partially offset by a $0.2 million decrease in consulting expenses and a $0.1 million decrease in non-cash stock-based compensation expense.

Selling, general and administrative expenses

SG&A expenses increased $6.9 million, or 122%, to $12.5 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This was primarily driven by a $3.4 million increase in compensation expenses, mainly as a result of increased headcount, a $0.7 million increase in travel expenses, a $0.6 million increase in public company costs, a $0.6 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S., and a $0.5 million increase in non-cash stock-based compensation expense.

Interest expense

Interest expense decreased $0.6 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This decrease was driven by the repayment of the outstanding debt under the loan agreement with Horizon Technology Finance Corporation (the “Horizon loan agreement”) in November 2021.

Other expense, net

Other expense, net was nominal for the three months ended June 30, 2022, compared to $11.4 million for the three months ended June 30, 2021. The expense in the second quarter of 2021 was primarily driven by the increase in fair value of the convertible preferred stock warrant liability from March 31, 2021 to June 30, 2021. As these preferred stock warrants converted to common stock warrants upon the IPO, there is no longer a change in fair value recorded in other expense, net.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended June 30, 2022 and June 30, 2021.

Consolidated results of operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2022	2021	$	%
Revenue	$9,107	$5,983	$3,124	52%
Cost of goods sold	2,150	1,780	370	21%
Gross profit	6,957	4,203	2,754	66%
Gross margin	76%	70%
Operating expenses:
Research and development	4,613	4,005	608	15%
Selling, general and administrative	23,266	10,087	13,179	131%
Total operating expenses	27,879	14,092	13,787	98%
Loss from operations	(20,922)	(9,889)	(11,033)	112%
Interest expense	—	(1,209)	1,209	NM
Other expense, net	(91)	(15,234)	15,143	NM
Loss before income taxes	(21,013)	(26,332)	5,319	(20)%
Provision for income taxes	(49)	(43)	(6)	14%
Net loss	$(21,062)	$(26,375)	$5,313	(20)%

NM – Not meaningful

Revenue

	Revenue by Geography
	Six months ended
	June 30,		Change
(unaudited and in thousands)	2022	2021	$	%
United States	$6,996	$3,717	$3,279	88%
Europe	2,111	2,266	(155)	(7)%
Total Revenue	$9,107	$5,983	$3,124	52%

Revenue was $9.1 million for the six months ended June 30, 2022, an increase of $3.1 million, or 52%, over the six months ended June 30, 2021.

Revenue generated in the U.S. was $7.0 million for the six months ended June 30, 2022, an increase of $3.3 million, or 88%, over the six months ended June 30, 2021. Total HF revenue units in the U.S. totaled 227 and 111 for the six months ended June 30, 2022 and 2021, respectively.

HF revenue in the U.S. totaled $6.7 million for the six months ended June 30, 2022, an increase of $3.5 million, or 106%, over the six months ended June 30, 2021. The increase was primarily driven by continued growth as a result of the expansion into new sales territories, new accounts and increased physician and patient awareness of Barostim.

Revenue generated in Europe was $2.1 million for the six months ended June 30, 2022, a decrease of $0.2 million, or 7%, over the six months ended June 30, 2021. Total revenue units in Europe were 102 for the six months ended June 30, 2022 as compared to 99 in the prior year period. The decrease is due to an unfavorable currency impact on net sales. As of June 30, 2022, the Company had a total of six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.4 million, or 21%, to $2.2 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This increase was primarily due to higher sales of Barostim.

Gross profit was $7.0 million for the six months ended June 30, 2022, an increase of $2.8 million, or 66%, over the six months ended June 30, 2021. Gross margin increased to 76% for the six months ended June 30, 2022, compared to 70% for the six months ended June 30, 2021. Gross margin for the six months ended June 30, 2022 was higher due to a decrease in the cost per unit and an increase in the average selling price. This was partially offset by a larger percentage of our revenue units coming from full systems versus battery replacements.

Research and development expenses

R&D expenses increased $0.6 million, or 15%, to $4.6 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This change was primarily driven by an increase in compensation expenses, mainly as a result of increased headcount.

Selling, general and administrative expenses

SG&A expenses increased $13.2 million, or 131%, to $23.3 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This was primarily driven by a $6.7 million increase in compensation expenses, mainly as a result of increased headcount, a $1.3 million increase in travel expenses, a $1.3 million increase in public company costs, a $1.2 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S., and a $1.1 million increase in non-cash stock-based compensation expense.

Interest expense

Interest expense decreased $1.2 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. This decrease was driven by the repayment of the outstanding debt under the Horizon loan agreement in November 2021.

Other expense, net

Other expense, net was $0.1 million for the six months ended June 30, 2022, compared to $15.2 million for the six months ended June 30, 2021. The expense for the six months ended June 30, 2021 was primarily driven by the increase in fair value of the convertible preferred stock warrant liability from December 31, 2020 to June 30, 2021. As these preferred stock warrants converted to common stock warrants upon the IPO, there is no longer a change in fair value recorded in other expense, net.

Provision for income taxes

Provision for income taxes was nominal for each of the six months ended June 30, 2022 and June 30, 2021.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $121.3 million and $142.1 million, respectively. For the three months ended June 30, 2022 and 2021, our net losses were $11.1 million and $17.7 million, respectively. For the six months ended June 30, 2022 and 2021, our net losses were $21.1 million and $26.4 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2022 and 2021 were $20.7 million and $11.5 million, respectively.

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

Additional financing may not be available at all or may only be available in amounts or on terms that we do not deem to be favorable. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to delay the commercialization and marketing of Barostim.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods indicated below:

	Six months ended
	June 30
	(unaudited)
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(20,740)	$(11,502)
Investing activities	(342)	(480)
Financing activities	369	2
Effect of exchange rate changes on cash and cash equivalents	(13)	(4)
Net change in cash and cash equivalents	$(20,726)	$(11,984)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2022 was $20.7 million and consisted primarily of a net loss of $21.1 million and a decrease in net operating assets of $1.7 million, partially offset by a non-cash charge of $1.9 million related to stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the six months ended June 30, 2021 was $11.5 million and consisted primarily of a net loss of $26.4 million and a decrease in net operating assets of $1.2 million, partially offset by non-cash charges of $15.1 million related to the fair value adjustment to our convertible preferred stock warrants and $0.7 million from non-cash stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.3 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million and consisted of $0.3 million related to proceeds from the ESPP and $0.1 million related to proceeds from the exercise of common stock options. Net cash provided by financing activities for the six months ended June 30, 2021 was nominal.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of June 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Foreign currency exchange rate risk

Portions of our revenue and operating expenses that are incurred outside the U.S. are thus denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations and comprehensive loss. To date, foreign currency transaction realized gains and losses have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Credit risk

As of June 30, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 1, 2022

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)