Form 10-Q
period 2022-09-30
CVRx, Inc.
filed 2022-11-04
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 28, 2022, there were 20,584,163 shares of the registrant’s common stock, par value $0.01 per share outstanding.

`
		Page

Part I	Financial Information

Item 1.	Financial Statements	5

	Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (Unaudited)	5

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	6

	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

Part II	Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Exhibit Index

Signatures

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2022

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$109,985	$142,072
Accounts receivable, net	5,297	2,560
Inventory	6,064	3,880
Prepaid expenses and other current assets	3,066	2,585
Total current assets	124,412	151,097
Property and equipment, net	1,747	1,425
Operating lease right-of-use asset	391	—
Other non-current assets	26	26
Total assets	$126,576	$152,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,276	$510
Accrued expenses	6,120	5,398
Total current liabilities	7,396	5,908
Operating lease liability, non-current portion	175	—
Other long-term liabilities	761	681
Total liabilities	8,332	6,589
Commitments and contingencies (Notes 5 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of September 30, 2022 and December 31, 2021; 20,578,963 and 20,399,337 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	206	204
Additional paid-in capital	543,903	540,707
Accumulated deficit	(425,646)	(394,754)
Accumulated other comprehensive loss	(219)	(198)
Total stockholders’ equity	118,244	145,959
Total liabilities and stockholders’ equity	$126,576	$152,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue	$6,186	$3,395	$15,293	$9,378
Cost of goods sold	1,340	876	3,490	2,656
Gross profit	4,846	2,519	11,803	6,722
Operating expenses:
Research and development	2,293	1,699	6,906	5,704
Selling, general and administrative	12,679	8,111	35,945	18,198
Total operating expenses	14,972	9,810	42,851	23,902
Loss from operations	(10,126)	(7,291)	(31,048)	(17,180)
Interest expense	—	(614)	—	(1,823)
Other income (expense), net	328	1,795	237	(13,439)
Loss before income taxes	(9,798)	(6,110)	(30,811)	(32,442)
Provision for income taxes	(32)	(23)	(81)	(66)
Net loss	(9,830)	(6,133)	(30,892)	(32,508)
Cumulative translation adjustment	(8)	(3)	(21)	(8)
Comprehensive loss	$(9,838)	$(6,136)	$(30,913)	$(32,516)
Net loss per share, basic and diluted	$(0.48)	$(0.30)	$(1.51)	$(4.66)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,576,838	20,126,672	20,512,254	6,975,386

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balances as of June 30, 2022	—	$—	20,576,149	$206	$542,967	$(415,816)	$(211)	$127,146
Exercise of stock options	—	—	2,814	—	7	—	—	7
Employee stock compensation	—	—	—	—	929	—	—	929
Net loss for the three months ended September 30, 2022	—	—	—	—	—	(9,830)	—	(9,830)
Cumulative translation adjustment	—	—	—	—	—	—	(8)	(8)
Balances as of September 30, 2022	—	$—	20,578,963	$206	$543,903	$(425,646)	$(219)	$118,244

Balances as of June 30, 2021	223,541,754	$329,983	366,342	$4	$59,311	$(378,051)	$(195)	$(318,931)
Exercise of stock options	—	—	5,853	—	8	—	—	8
Employee stock compensation	—	—	—	—	474	—	—	474
Issuance of common stock, net of offering costs	—	—	8,050,000	81	133,080	—	—	133,161
Reverse stock split	—	—	—	—	(1)	—	—	(1)
Conversion of Series G preferred stock	(223,541,754)	(329,983)	11,929,584	119	347,069	—	—	347,188
Net loss for the three months ended September 30, 2021	—	—	—	—	—	(6,133)	—	(6,133)
Cumulative translation adjustment	—	—	—	—	—	—	(3)	(3)
Balances as of September 30, 2021	—	$—	20,351,779	$204	$539,941	$(384,184)	$(198)	$155,763

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	equity
	Shares	Amount	Shares	Amount	capital	deficit	loss	(deficit)
Balances as of December 31, 2021	—	$—	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	—	—	121,945	1	80	—	—	81
Proceeds from Employee Stock Purchase Plan	—	—	57,681	1	294	—	—	295
Employee stock compensation	—	—	—	—	2,822	—	—	2,822
Net loss for the nine months ended September 30, 2022	—	—	—	—	—	(30,892)	—	(30,892)
Cumulative translation adjustment	—	—	—	—	—	—	(21)	(21)
Balances as of September 30, 2022	—	$—	20,578,963	$206	$543,903	$(425,646)	$(219)	$118,244

Balances as of December 31, 2020	223,541,754	$329,983	360,412	$4	$58,624	$(351,676)	$(190)	$(293,238)
Exercise of stock options	—	—	11,783	—	10	—	—	10
Employee stock compensation	—	—	—	—	1,159	—	—	1,159
Issuance of common stock, net of offering costs	—	—	8,050,000	81	133,080	—	—	133,161
Reverse stock split	—	—	—	—	(1)	—	—	(1)
Conversion of Series G preferred stock	(223,541,754)	(329,983)	11,929,584	119	347,069	—	—	347,188
Net loss for the nine months ended September 30, 2021	—	—	—	—	—	(32,508)	—	(32,508)
Cumulative translation adjustment	—	—	—	—	—	—	(8)	(8)
Balances as of September 30, 2021	—	$—	20,351,779	$204	$539,941	$(384,184)	$(198)	$155,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,892)	$(32,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,822	1,159
Depreciation of property and equipment	284	112
Amortization of deferred financing costs and loan discount	—	206
Changes in fair value of convertible preferred stock warrants	—	13,294
Changes in operating assets and liabilities:
Accounts receivable	(2,737)	(2,140)
Inventory	(2,184)	(97)
Prepaid expenses and other current assets	(479)	(2,359)
Accounts payable	766	58
Accrued expenses	584	1,558
Net cash used in operating activities	(31,836)	(20,717)
Cash flows from investing activities:
Purchase of property and equipment	(606)	(645)
Net cash used in investing activities	(606)	(645)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	81	10
Proceeds from Employee Stock Purchase Plan	295	—
Payments related to reverse stock split	—	(1)
Proceeds from the issuance of common stock, net of offering costs	—	133,161
Net cash provided by financing activities	376	133,170
Effect of currency exchange on cash and cash equivalents	(21)	(7)
Net change in cash and cash equivalents	(32,087)	111,801
Cash and cash equivalents at beginning of period	142,072	59,112
Cash and cash equivalents at end of period	$109,985	$170,913
Supplemental Information:
Cash paid for interest	$—	$1,522
Cash paid for income taxes	4	1

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of September 30, 2022 and December 31, 2021, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	September 30,	December 31,
(in thousands)	2022	2021
Raw material	$2,139	$1,593
Work-in-process	917	482
Finished goods	3,008	1,805
	$6,064	$3,880

Property and equipment, net consists of the following at:

	September 30,	December 31,
(in thousands)	2022	2021
Office furniture and equipment	$350	$271
Lab equipment	2,632	1,565
Computer equipment and software	610	556
Leasehold improvements	95	88
Capital equipment in process	212	813
	3,899	3,293
Less: Accumulated depreciation and amortization	2,152	1,868
	$1,747	$1,425

Depreciation expense was $127,000 and $42,000 for the three months ended September 30, 2022 and 2021, respectively, and $284,000 and $112,000 for the nine months ended September 30, 2022 and 2021, respectively.

Accrued expenses consist of the following at:

	September 30,	December 31,
(in thousands)	2022	2021
Bonuses	$2,048	$2,028
Clinical trial and other professional fees	1,808	1,607
Paid time off	853	699
Customer rebates	370	380
Operating lease liability, current portion	218	—
Other	823	684
	$6,120	$5,398

4.	Fair value measurements

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

There was no convertible preferred stock warranty liability as of the periods ended September 30, 2022 and December 31, 2021.

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

The following table sets forth a summary of changes in the estimated fair value of the Company’s convertible preferred stock warrants during the nine months ended:

	September 30,
(in thousands)	2022	2021
Beginning of the period	$—	$3,911
Change in fair value	—	13,294
Conversion to common stock warrants	—	(17,205)
End of the period	$—	$—

There were no transfers in or out of Level 1, Level 2 or Level 3 fair value measurements during the periods ended September 30, 2022 and 2021.

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

The following table presents the lease balances within the condensed consolidated balance sheets:

September 30,
(in thousands)	2022
Right-of-use assets:
Operating lease right-of-use asset	$391
Operating lease liabilities:
Accrued expenses	218
Operating lease liability, non-current portion	175
Total operating lease liabilities	$393

Maturities of our lease liability for our operating lease are as follows as of September 30, 2022:

September 30,
(in thousands)	2022
2022	$58
2023	234
2024	119
Total undiscounted lease payments	411
Less: imputed interest	(18)
Present value of lease liability	$393

As of September 30, 2022, the remaining lease term was 1.8 years and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.3 million for the nine months ended September 30, 2022.

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

In connection with the IPO in 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan will automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,019,967 shares being reserved for issuance under the 2021 Plan as of January 1, 2022. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of September 30, 2022, there were 1,576,113 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through September 30, 2022, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2021	2,749,441	$7.93
Granted	1,406,783	7.87
Cancelled / Forfeited	(310,780)	7.56
Exercised	(121,945)	0.67
Balance as of September 30, 2022	3,723,499	$8.17	$10,623
Options exercisable as of September 30, 2022	1,547,838	$5.96	$7,581

As of September 30, 2022, stock options outstanding included 8,796 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of September 30, 2022, the weighted average remaining contractual life was 8.0 years. For options exercisable as of September 30, 2022, the weighted average remaining contractual life was 6.7 years.

In connection with the IPO, the Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP will automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 203,993 shares being reserved for issuance under the ESPP as of January 1, 2022. The ESPP will permit certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was June 30, 2022. Accordingly, as of September 30, 2022, 57,681 shares of common stock have been purchased under the ESPP for $0.3 million of employee contributions. As of September 30, 2022, there were 424,482 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2022 and 2021:

	September 30,
	2022	2021
Weighted average fair value of options granted	$4.56	$5.25
Expected term (in years) — non-officer employees	5.5 to 6.1	2.7 to 6.1
Expected term (in years) — officer employees	3.2 to 6.1	3.0
Expected volatility	56.3% to 58.6%	56.1% to 63.4%
Expected dividend yield	—%	—%
Risk-free interest rate	1.75% to 3.97%	0.17% to 0.47%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2022:

September 30,
2022
Weighted average fair value per ESPP purchase right	$2.85
Expected term (in years)	0.5
Expected volatility	51.3% to 62.9%
Expected dividend yield	—%
Risk-free interest rate	0.22% to 2.52%

There were no ESPP purchase rights for the nine months ended September 30, 2021.

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Stock options	$866	$474	$2,657	$1,159
Employee Stock Purchase Plan	63	—	165	—
Total stock-based compensation expense	$929	$474	$2,822	$1,159

Selling, general & administrative	$785	$353	$2,402	$830
Research & development	132	115	367	319
Cost of goods sold	12	6	53	10
	$929	$474	$2,822	$1,159

As of September 30, 2022, unrecognized compensation expense related to unvested stock-based compensation arrangements was $9.2 million. As of September 30, 2022, the related weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

Early exercise of stock options

Under the 2001 Plan, the Company has issued options to certain executive officers with early-exercise provisions. The options may be exercised by the holder any time after they are granted. The Company has the right to repurchase, at the original option exercise price, shares issued pursuant to such early-exercise provisions, upon the termination of employment or death of the stockholder. This repurchase right expires based upon the original option vesting schedule. As of September 30, 2022 and 2021, there have been no early exercises and therefore there is no liability recorded for the early exercise of stock options.

8.	Income taxes

As of September 30, 2022 and December 31, 2021, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended September 30, 2022 and 2021 was $32,000 and $23,000, respectively. Provision for income taxes for the nine months ended September 30, 2022 and 2021 was $81,000 and $66,000, respectively.

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

9. (Loss) Earnings Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(9,830)	$(6,133)	$(30,892)	$(32,508)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,576,838	20,126,672	20,512,254	6,975,386
Net loss per share attributable to common stockholders — basic and diluted	$(0.48)	$(0.30)	$(1.51)	$(4.66)

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

	Nine months ended
	September 30,
	2022	2021
Options to purchase common stock	3,723,499	2,657,333
Warrants to purchase common stock	716,131	716,131
	4,439,630	3,373,464

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of September 30, 2022 or December 31, 2021.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S.	$5,039	$2,572	$12,035	$6,289
Germany	933	682	2,744	2,589
Other countries	214	141	514	500
	$6,186	$3,395	$15,293	$9,378

As of September 30, 2022 and December 31, 2021, long-lived assets were located primarily in the U.S.

13. Subsequent events

On October 31, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which the Company may borrow, subject to the Company’s achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, the Company borrowed the minimum amount of $7.5 million under the Loan Agreement. The terms loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) will bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans mature on January 31, 2028 and require interest-only payments until November 1, 2027. The Term Loans are secured by substantially all of the personal property of the Company. The remaining amount of the facility will be available to be drawn in three separate tranches prior to December 2024.

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

We intend to use a portion of the IPO proceeds to continue funding the expansion of our direct sales force and commercial organization related to Barostim in the U.S. We also intend to continue investing in research and development in the near term to improve clinical outcomes, optimize patient adoption and comfort, increase patient access and enhance the physician and patient experience. Longer term, we plan to explore Barostim’s potential to expand its indications for use to other cardiovascular diseases. On October 31, 2022, we entered into a loan and security agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans described in Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financings.

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

However, procedure volumes were again negatively impacted by the Delta and Omicron variants of COVID-19 in the third and fourth quarters of 2021 and continuing into the first quarter of 2022. By March 2022, and continuing into the second and third quarters of 2022, implant centers resumed procedures at more normal levels. We believe the challenges resulting from COVID-19 will likely continue for the duration of the pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact.

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

Other income (expense), net

Other income (expense), net consists primarily of the fair value adjustments related to our formerly outstanding convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. The final fair value adjustment of the warrant liability was recorded upon the closing of the IPO in connection with the conversion of the warrants to common stock warrants. Other items include losses on the extinguishment of debt, interest income earned on our cash and cash equivalents and the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for income taxes

Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits and other tax credits.

Results of operations

Consolidated results of operations for the three months ended September 30, 2022, compared to the three months ended September 30, 2021

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2022	2021	$	%
Revenue	$6,186	$3,395	$2,791	82%
Cost of goods sold	1,340	876	464	53%
Gross profit	4,846	2,519	2,327	92%
Gross margin	78%	74%
Operating expenses:
Research and development	2,293	1,699	594	35%
Selling, general and administrative	12,679	8,111	4,568	56%
Total operating expenses	14,972	9,810	5,162	53%
Loss from operations	(10,126)	(7,291)	(2,835)	39%
Interest expense	—	(614)	614	NM
Other income, net	328	1,795	(1,467)	NM
Loss before income taxes	(9,798)	(6,110)	(3,688)	60%
Provision for income taxes	(32)	(23)	(9)	39%
Net loss	$(9,830)	$(6,133)	$(3,697)	60%

NM – Not meaningful

The following table provides revenue by geography:

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2022	2021	$	%
United States	$5,039	$2,572	$2,467	96%
Europe	1,147	823	324	39%
Total Revenue	$6,186	$3,395	$2,791	82%

Revenue was $6.2 million for the three months ended September 30, 2022, an increase of $2.8 million, or 82%, over the three months ended September 30, 2021.

Revenue generated in the U.S. was $5.0 million for the three months ended September 30, 2022, an increase of $2.5 million, or 96%, over the three months ended September 30, 2021. Total HF revenue units in the U.S. totaled 167 and 84 for the three months ended September 30, 2022 and 2021, respectively.

HF revenue in the U.S. totaled $4.9 million for the three months ended September 30, 2022, an increase of $2.4 million, or 99%, over the three months ended September 30, 2021. The increase was primarily driven by continued growth as a result of the expansion into new sales territories and new accounts, as well as increased physician and patient awareness of Barostim.

As of September 30, 2022, we had a total of 91 active implanting centers as compared to 38 as of September 30, 2021. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of September 30, 2022, the Company had a total of 23 sales territories as compared to 11 as of September 30, 2021.

Revenue generated in Europe was $1.1 million for the three months ended September 30, 2022, an increase of $0.3 million, or 39%, over the three months ended September 30, 2021. Total revenue units in Europe were 61 for the three months ended September 30, 2022 as compared to 38 in the prior year period. The revenue increase was primarily due to the lessening impact of the COVID-19 pandemic in Europe, partially offset by an unfavorable currency impact on net sales. As of September 30, 2022, we had a total of six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.5 million, or 53%, to $1.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily due to higher sales of Barostim.

Gross profit was $4.8 million for the three months ended September 30, 2022, an increase of $2.3 million, or 92%, over the three months ended September 30, 2021. Gross margin increased to 78% for the three months ended September 30, 2022, compared to 74% for the three months ended September 30, 2021. Gross margin for the three months ended September 30, 2022 was higher due to a decrease in the cost per unit. This was partially offset by a decrease in the average selling price and a larger percentage of our revenue units coming from full systems versus battery replacements. New patients receive a full system that includes an IPG and a stimulation lead, which has a lower gross margin than a stand-alone IPG used for a battery replacement.

Research and development expenses

R&D expenses increased $0.6 million, or 35%, to $2.3 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This change was primarily driven by a $0.5 million increase in compensation expenses, mainly as a result of increased headcount, and a $0.1 million increase in non-cash stock-based compensation expense, partially offset by a $0.1 million decrease in clinical study expenses.

Selling, general and administrative expenses

SG&A expenses increased $4.6 million, or 56%, to $12.7 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This was primarily driven by a $3.2 million increase in compensation expenses, mainly as a result of increased headcount, a $0.5 million increase in travel expenses, a $0.4 million increase in non-cash stock-based compensation expense, a $0.3 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S. and a $0.2 million increase in professional fees.

Interest expense

Interest expense decreased $0.6 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This decrease was driven by the repayment of the outstanding debt under the loan agreement with Horizon Technology Finance Corporation (the “Horizon loan agreement”) in November 2021.

Other income, net

Other income, net was $0.3 million for the three months ended September 30, 2022, compared to $1.8 million for the three months ended September 30, 2021. The income in the third quarter of 2021 reflects $1.5 million of income related to the change in the fair value of our convertible preferred stock warrants from June 30, 2021 to July 2, 2021, which is the date the warrants converted to common stock warrants. As these preferred stock warrants converted to common stock warrants upon the IPO, there is no longer a change in fair value recorded in other income, net.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended September 30, 2022, and September 30, 2021.

Consolidated results of operations for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2022	2021	$	%
Revenue	$15,293	$9,378	$5,915	63%
Cost of goods sold	3,490	2,656	834	31%
Gross profit	11,803	6,722	5,081	76%
Gross margin	77%	72%
Operating expenses:
Research and development	6,906	5,704	1,202	21%
Selling, general and administrative	35,945	18,198	17,747	98%
Total operating expenses	42,851	23,902	18,949	79%
Loss from operations	(31,048)	(17,180)	(13,868)	81%
Interest expense	—	(1,823)	1,823	NM
Other income (expense), net	237	(13,439)	13,676	NM
Loss before income taxes	(30,811)	(32,442)	1,631	(5)%
Provision for income taxes	(81)	(66)	(15)	23%
Net loss	$(30,892)	$(32,508)	$1,616	(5)%

NM – Not meaningful

The following table provides revenue by geography:

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2022	2021	$	%
United States	$12,035	$6,289	$5,746	91%
Europe	3,258	3,089	169	5%
Total Revenue	$15,293	$9,378	$5,915	63%

Revenue was $15.3 million for the nine months ended September 30, 2022, an increase of $5.9 million, or 63%, over the nine months ended September 30, 2021.

Revenue generated in the U.S. was $12.0 million for the nine months ended September 30, 2022, an increase of $5.7 million, or 91%, over the nine months ended September 30, 2021. Total HF revenue units in the U.S. totaled 394 and 195 for the nine months ended September 30, 2022 and 2021, respectively.

HF revenue in the U.S. totaled $11.6 million for the nine months ended September 30, 2022, an increase of $5.9 million, or 103%, over the nine months ended September 30, 2021. The increase was primarily driven by continued growth as a result of the expansion into new sales territories, new accounts and increased physician and patient awareness of Barostim.

Revenue generated in Europe was $3.3 million for the nine months ended September 30, 2022, an increase of $0.2 million, or 5%, over the nine months ended September 30, 2021. Total revenue units in Europe were 163 for the nine months ended September 30, 2022, as compared to 137 in the prior year period. The slight revenue increase was primarily due to the lessening impact of the COVID-19 pandemic in Europe, partially offset by an unfavorable currency impact on net sales. As of September 30, 2022, the Company had a total of six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.8 million, or 31%, to $3.5 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase was primarily due to higher sales of Barostim.

Gross profit was $11.8 million for the nine months ended September 30, 2022, an increase of $5.1 million, or 76%, over the nine months ended September 30, 2021. Gross margin increased to 77% for the nine months ended September 30, 2022, compared to 72% for the nine months ended September 30, 2021. Gross margin for the nine months ended September 30, 2022 was higher due to a decrease in the cost per unit and an increase in the average selling price. This was partially offset by a larger percentage of our revenue units coming from full systems versus battery replacements.

Research and development expenses

R&D expenses increased $1.2 million, or 21%, to $6.9 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This change was primarily driven by a $1.3 million increase in compensation expenses, mainly as a result of increased headcount, partially offset by a $0.1 million decrease in clinical study expenses.

Selling, general and administrative expenses

SG&A expenses increased $17.7 million, or 98%, to $35.9 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This was primarily driven by a $9.9 million increase in compensation expenses, mainly as a result of increased headcount, a $1.8 million increase in travel expenses, a $1.6 million increase in non-cash stock-based compensation expense, a $1.5 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S., a $1.3 million increase in public company costs, and a $1.2 million increase in consulting fees.

Interest expense

Interest expense decreased $1.8 million for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This decrease was driven by the repayment of the outstanding debt under the Horizon loan agreement in November 2021.

Other income (expense), net

Other income, net was $0.2 million for the nine months ended September 30, 2022, compared to other expense, net of $13.4 million for the nine months ended September 30, 2021. The expense for the nine months ended September 30, 2021 was primarily driven by the increase in fair value of the convertible preferred stock warrant liability from December 31, 2020 to July 2, 2021, which is the date the warrants converted to common stock warrants. As these preferred stock warrants converted to common stock warrants upon the IPO, there is no longer a change in fair value recorded in other income (expense), net.

Provision for income taxes

Provision for income taxes was nominal for each of the nine months ended September 30, 2022 and September 30, 2021.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $110.0 million and $142.1 million, respectively. For the three months ended September 30, 2022 and 2021, our net losses were $9.8 million and $6.1 million, respectively. For the nine months ended September 30, 2022 and 2021, our net losses were $30.9 million and $32.5 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2022 and 2021 was $31.8 million and $20.7 million, respectively.

Prior to the IPO, our operations were financed primarily by aggregate net proceeds from the sale of our convertible preferred stock of $383.1 million, as well as debt financings. In September 2019, we entered into the Horizon loan agreement to borrow $20.0 million, which was fully repaid on November 3, 2021. In July 2020, we completed an equity financing pursuant to which we issued 62,500,000 shares of Series G convertible preferred stock at a price of $0.80 per share, for net proceeds of $49.8 million after deducting offering expenses. On July 2, 2021, we closed our IPO for net proceeds from the offering, after deducting the underwriting discount and other offering expenses payable by us, of $133.2 million. On October 31, 2022, we entered into a loan and security agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans described in Note 13 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts.

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

We believe that our existing cash resources and term loan facility together with revenue will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next three years. If these sources are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods indicated below:

	Nine months ended
	September 30
	(unaudited)
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(31,836)	$(20,717)
Investing activities	(606)	(645)
Financing activities	376	133,170
Effect of exchange rate changes on cash and cash equivalents	(21)	(7)
Net change in cash and cash equivalents	$(32,087)	$111,801

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2022, was $31.8 million and consisted primarily of a net loss of $30.9 million and a decrease in net operating assets of $4.1 million, partially offset by a non-cash charge of $2.8 million related to stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

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

Cash used in investing activities:

Cash used in investing activities was $0.6 million for each of the nine months ended September 30, 2022 and 2021, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the nine months ended September 30, 2022, was $0.4 million and consisted of $0.3 million related to proceeds from the ESPP and $0.1 million related to proceeds from the exercise of common stock options.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $133.2 million and consisted primarily of proceeds from the issuance of common stock of $133.2 million.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of September 30, 2022, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

●	Fair value of common stock — Given the absence of a public trading market for our common stock prior to the IPO, the fair value of our common stock was determined by our Board of Directors with the assistance of an unrelated third-party valuation firm. The valuation was determined in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held Company Equity Securities Issued as Compensation. For the valuation as of the date of pricing of the IPO, the fair value of our common stock was determined by our Board of Directors to be the public offering price of the shares of common stock issued in the IPO. For valuations after the completion of the IPO, our Board of Directors determines the fair value of each share of common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
●	Expected share price volatility — Due to the lack of a public market for the trading of our common stock and a lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar (guideline) companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of guideline companies have characteristics similar to us, including stage of product development and focus on the life science industry.
●	Expected term of an award — Determined based on our analysis of historical exercise behavior while taking into consideration various participant demographics and option characteristics. We utilize the simplified method to develop the estimate of the expected term.

●	Risk-free interest rate — Based on a treasury instrument whose term is consistent with the expected term of the stock options.
●	Expected dividend yield — We assume an expected dividend yield of zero, as we have never paid dividends and have no current plans to pay any dividends on our common stock.

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

Credit risk

As of September 30, 2022 and December 31, 2021, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 4, 2022

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)