Form 10-K
period 2022-12-31
CVRx, Inc.
filed 2023-02-10
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $72.2 million.

As of February 3, 2023, there were 20,690,451 shares of the registrant’s common stock, par value $0.01 per share outstanding.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, the impact of the global COVID-19 pandemic on our business, financial results and financial position, clinical trial results, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (three of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations;
●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must demonstrate to physicians and patients the merits of Barostim;

●	if third-party payors do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and efficacy of our products, which could impact future adoption and regulatory approvals.

PART I

Item 1. Business

Overview

CVRx is a commercial-stage medical device company focused on developing, manufacturing and commercializing innovative neuromodulation solutions for patients with cardiovascular diseases. Barostim is the first medical technology approved by the U.S. Food and Drug Administration (the “FDA”) that uses neuromodulation to improve the symptoms of patients with heart failure (“HF”). Barostim is an implantable device that delivers electrical pulses to baroreceptors located in the wall of the carotid artery. Barostim provides Baroreflex Activation Therapy (“BAT,” or “Barostim Therapy”), which in turn triggers an autonomic response to the heart. The therapy is designed to restore balance to the Autonomic Nervous System (“ANS”) and thereby reduce the symptoms of HF. Barostim received the FDA Breakthrough Device designation and is FDA-approved for use in HF patients in the U.S. We estimate that our annual market opportunity for HFrEF is $1.4 billion in the U.S. and $1.5 billion in select European Markets (Germany, France, Italy, Spain and the United Kingdom, or “European Five”).

HF is one of the most prevalent and devastating cardiovascular diseases. We estimate that there are approximately 26 million people globally suffering from HF, including approximately 6.2 million people in the U.S. and 8.6 million people in European Five. Every year, 1.3 million and 1.4 million new patients are diagnosed with HF in the U.S. and the European Five, respectively. HF is characterized by the heart’s inability to effectively circulate blood throughout the body resulting in insufficient levels of oxygen and nourishment to various body parts. This impacts a patient’s ability to function and leads to a variety of symptoms such as shortness of breath, extreme fatigue, exercise intolerance, swelling and fluid retention that affects the patient’s quality of life, both physically and emotionally. HF usually develops from an imbalance of the ANS, which is also the primary cause of multiple other cardiovascular diseases, such as hypertension, angina pectoris and arrhythmia. The ANS plays a vital role in the function of the heart and is strongly influenced by baroreceptors located in certain arterial walls.

We are currently focused on the treatment of patients with HF with reduced Ejection Fraction (“HFrEF”), which represent approximately 40% of the patients with HF. In HFrEF, the left ventricle loses its ability to contract properly, resulting in insufficient power to pump and push the necessary quantities of blood into circulation. Approximately 75% of HFrEF patients die within five years of being admitted to the hospital for HFrEF. Patients with HFrEF are typically placed on a treatment progression plan during which they are initially given Guideline Directed Medical Therapy (“GDMT”) to help manage symptoms, and then progress to more invasive and costly treatment options involving other implantable devices with the most severe patients often requiring Left Ventricular Assist Devices (“LVADs”) or heart transplants. These other implantable devices mostly target different HFrEF patient populations, may require an invasive procedure that places hardware directly inside the heart, and are not designed to address the imbalance of the ANS that causes the disease. We believe there is a significant need and market opportunity for a safe, effective and minimally invasive device-based treatment option for HFrEF.

We believe Barostim offers meaningful benefits for patients, physicians and payors that will continue to drive adoption of our therapy. The primary benefits include:

•	Addresses significant unmet medical need. Barostim addresses a life-threatening disease for patients who failed to receive adequate benefits from existing treatments and who have no alternative treatment options. Based on this, the FDA granted Barostim a Breakthrough Device designation for HFrEF in June 2015.
•	Safe and effective treatment. Our BeAT-HF pivotal trial demonstrated compelling safety and effectiveness data regarding the clinical benefits of Barostim for HFrEF. These results showed significant improvement in the following patient-centered outcomes:

•	Quality of life (measured by Minnesota Living with Heart Failure (“MLWHF”)): Our therapy demonstrated a 14-point improvement in quality of life for patients in the device arm relative to patients in the control arm. A 5-point improvement is considered clinically meaningful.
•	Exercise capacity (measured by the standardized 6 Minute Hall Walk (“6MHW”) distance test): Our therapy demonstrated that patients in the device arm were able to improve the distance they walked in a six-minute period by 60 meters more than patients in the control arm. A 25-meter improvement in walking distance is considered clinically meaningful.
•	Functional status (determined by New York Heart Association (“NYHA”) classification): Our therapy demonstrated that 65% of patients in the device arm improved at least one NYHA class as compared to only 31% in the control arm, with 13% of patients improving two NYHA classes in the device arm as compared to only 2% in the control arm.
•	Widely accepted mechanism of action. Our platform technology is based on a widely accepted mechanism of action and is designed to address the imbalance of the ANS, which causes HFrEF and other cardiovascular diseases.
•	Strong global clinical evidence. The benefits of treatment with Barostim were shown to be similarly robust and reproducible across all three of our HF clinical studies, including BAT-in-HF (Phase I), HOPE4HF (Phase II) and BeAT-HF (Phase III pivotal trial), evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. Barostim Therapy’s trial results have been published in more than 60 peer-reviewed publications, approximately 20 of which relate to the treatment of HF, including, among others, the Journal of the American College of Cardiology.
•	Minimally invasive implant procedure. Barostim’s implantable pulse generator (“IPG”) and stimulation lead are implanted during a minimally invasive procedure typically performed in an outpatient setting that lasts approximately one hour and involves two small skin incisions. Our device does not require hardware to be implanted in the heart or vasculature, which is the case with most other device-based treatments indicated for different HFrEF patient populations. Patients typically recover quickly and are discharged from the hospital within 24 hours of the procedure.
•	Potential reduction in total healthcare costs for HFrEF patients. A Company-sponsored and co-authored cost-impact analysis, which was published in BMC Cardiovascular Disorders, a peer-reviewed manuscript, predicted that BAT plus GDMT would become the lower-cost alternative treatment within three years from implantation, as compared to GDMT alone, resulting in significant cost savings to healthcare systems.
•	Inherent patient compliance and durability. Barostim ensures patient compliance, unlike most commercially available drug treatments, as it requires no device interaction by the patient. Our device has a battery that does not require recharging, has an average service life of five to six years and is replaced through a short outpatient procedure.

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

The BeAT-HF pivotal trial continued enrolling patients in the post-market stage of the trial in order to determine if Barostim demonstrates a statistically significant improvement in morbidity and mortality in patients with HFrEF. We recently reached the required 320th event of the BeAT-HF clinical trial, and we expect to be able to unblind and announce data from this trial in the first quarter of 2023. In addition to the morbidity and mortality endpoint, we have pre-specified a few potentially meaningful secondary and ancillary endpoints and analyses, in all cases designed to support FDA approval for additional claims related to Barostim Therapy, regardless of whether the primary endpoint is met. We believe that any additional claims would have a positive impact on adoption of Barostim. If we receive positive morbidity and mortality data from the post-market stage of the BeAT-HF pivotal trial, we plan to request that the FDA add the claim “Treatment for Heart Failure” to our current indication. We believe this would increase our annual market opportunity in the U.S. by an estimated $2.2 billion, or by 88,000 additional patients.

We continue to develop and expand upon our significant body of published clinical evidence that supports the meaningful benefits of Barostim Therapy. We have also established a U.S. patient registry to evaluate and assess real world outcomes from HFrEF patients who have been implanted with Barostim.

We primarily sell Barostim to hospitals through a direct sales organization in the U.S. and Germany and through distributors in Austria, Spain, Italy, the Nordic region and other European countries. Our global sales and marketing team engages in sales efforts and promotional activities focused on electrophysiologists (“EPs”), HF specialists, interventional cardiologists, general cardiologists and vascular surgeons. We are prioritizing our sales and marketing efforts on high volume cardiology centers that are strategically located and on educating and training physicians. We support all aspects of the patient journey, which includes initial diagnosis, surgical support and patient follow-up. We also highlight our compelling clinical benefits and value proposition to build awareness and adoption among physicians through targeted key opinion leader (“KOL”) development, referral network education and direct-to-consumer marketing. We utilize direct communication channels to inform and educate patients about Barostim Therapy and utilize a qualification process to aid in the identification of the appropriate patients for our therapy. In the U.S., Barostim is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”) across all regions. We assist with reimbursement approvals, if required. We plan to continue actively expanding our direct sales force and commercial organization in the U.S., which is where we expect to focus most of our sales and marketing efforts in the near-term.

The primary focus of our research and development efforts in the near-term will be the continued technological advancement of Barostim, including tools to simplify the implant procedure for physicians. In 2022, we launched an enhanced IPG that is approximately 10% smaller in size and improves battery life by approximately 20% to an average of six years. We are also enrolling a clinical trial for a new implant toolkit called BATwire, which enables an ultrasound-guided implant procedure to implant Barostim and the use of local anesthetics, potentially expanding our annual market opportunity in the U.S. In the future, we plan to explore Barostim’s potential to expand its indications for use to other cardiovascular diseases, including different forms of HF, hypertension and arrhythmias. Expansions into these or other new indications would require additional FDA approvals and may involve additional clinical trials or modifications to Barostim to treat such indications. If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize our products for these indications.

We generated revenue of $22.5 million, a gross margin of 78% and a net loss of $41.4 million for the year ended December 31, 2022, compared to revenue of $13.0 million, a gross margin of 72% and a net loss of $43.1 million for the year ended December 31, 2021. Revenue for 2021 and continuing into the first quarter of 2022 was negatively impacted by a decline in procedure volumes due to the Delta and Omicron variants of COVID-19 in the third and fourth quarters of 2021 and continuing into the first quarter of 2022. By March 2022 and continuing through the date of this Annual Report on Form 10-K, implant centers resumed procedures at more normal levels. Our accumulated deficit as of December 31, 2022 and 2021, was $436.2 million and $394.8 million, respectively.

Our market and industry

Overview of HF

It is estimated that HF currently affects approximately 26 million people globally, including approximately 6.2 million people in the U.S. and approximately 8.6 million people in the European Five. Every year, 1.3 million and 1.4 million new patients are diagnosed with HF in the U.S. and the European Five, respectively. HF is associated with a five-fold increase in sudden cardiac death. There is no known prevention for HF other than the treatment of the common risk factors associated with the disease, such as hypertension, diabetes and obesity.

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

Overview of HFrEF

When the heart pumps, oxygen-rich blood travels from the lungs, through the left atrium and into the left ventricle from where it is pumped to the rest of the body. Given that the left ventricle is responsible for the majority of the heart’s pumping power, it is larger than the other chambers and critical for proper heart functionality. In left-sided or left-ventricular HF, the left side of the heart must work much harder to pump the same amount of blood it would under healthy conditions.

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

Cardiac Contractility Modulation (“CCM”)

CCM is eligible for patients with NYHA Class III, LVEF 25%–45%, narrow QRS and normal sinus rhythm. CCM requires an invasive procedure whereby an IPG is implanted under the skin of the upper chest with electrical leads running through the veins and attached inside the heart’s ventricles, sending electrical pulses to the heart after it contracts. The device is rechargeable and therefore requires patients to recharge the battery on a regular basis.

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

Barostim’s market opportunity

We estimate that our initial annual market opportunity for HFrEF is $2.9 billion. This includes a $1.4 billion initial market opportunity (55,000 HFrEF patients) in the U.S., and a $1.5 billion initial market opportunity (61,000 HFrEF patients) in the European Five.

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

Barostim

Barostim consists of two implantable components: an IPG and a stimulation lead. The image below depicts the relative location and size of Barostim under the patient’s skin:

Implantable pulse generator

The current IPG contains the electronics and battery in a hermetic enclosure, has an average service life of five to six years and includes a battery that does not require any recharging. The IPG provides control and delivery of electrical pulses to baroreceptors located in the wall of the carotid artery through the stimulation lead. Nominal dimensions for the current IPG are listed in the figure below:

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

Treating patients with Barostim

Patient selection

Barostim is indicated for the improvement of symptoms of HFrEF — quality of life, 6MHW and functional status — for patients who remain symptomatic despite treatment with GDMT, are NYHA Class III or II (who had a recent history of Class III), have a left ventricular ejection fraction ≤ 35%, a NT-proBNP < 1600 pg/ml and are not indicated for CRT according to the American Heart Association (“AHA”)/American College of Cardiology (“ACC”)/European Society of Cardiology (“ESC”) guidelines.

Once a patient is diagnosed with HFrEF and recommended for an ICD and/or CRT, interventional or general cardiologists will often refer them to EPs, who often conduct a series of diagnostic tests, including an electrocardiogram, ultrasound and various blood tests, from which they will determine the patient’s eligibility for our therapy. Many of our indicated patients may have already been pre-indicated for an ICD, whether or not they chose to undergo the ICD implantation procedure.

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

Key benefits for patients, physicians and payors

Barostim is designed to advance patient care and provide a safe, effective and economically attractive treatment option to an underserved patient population suffering from HFrEF. We believe the following factors offer meaningful benefits for patients, physicians and payors that will continue to drive broad adoption of our therapy:

•	Addresses significant unmet medical need. Barostim addresses a life-threatening disease for patients who failed to receive adequate benefits from existing treatments and who have no alternative treatment options. Based on this, the FDA granted Barostim a Breakthrough Device designation for HFrEF in June 2015.
•	Safe and effective treatment. Our clinical trial results demonstrated compelling safety and effectiveness data regarding the HFrEF clinical benefits of Barostim. These results showed significant improvement in the following HF patient-centered outcomes:
•	Quality of life (measured by MLWHF): Our therapy demonstrated a 14-point improvement in quality of life for patients in the device arm relative to patients in the control arm. A 5-point improvement is considered to be clinically meaningful.
•	Exercise capacity (measured by the standardized 6MHW distance test): Our therapy demonstrated that patients in the device arm were able to improve their walking distance in a six-minute period by 60 meters more than that of patients in the control arm. A 25-meter improvement in walking distance is considered to be clinically meaningful.
•	Functional status (determined by NYHA classification): Our therapy demonstrated that 65% of patients who were in the device arm improved at least one NYHA class as compared to only 31% in the control arm, with 13% of patients improving two NYHA classes in the device arm as compared to only 2% in the control arm.
•	NT-proBNP (Serum biomarker used as indicator of severity of HF): Our therapy demonstrated that patients in the device arm had a 25% improvement in NT-proBNP relative to that of patients in the control arm. A 10% improvement is considered to be clinically meaningful.

The significant benefits of our therapy were observed despite a four-fold uptake of ARNI medication in the control arm, as compared to the device arm.

•	Widely accepted mechanism of action. Our platform technology is based on a widely accepted mechanism of action and is designed to address the imbalance of the ANS, which causes HFrEF and other cardiovascular diseases.
•	Strong global clinical evidence. The benefits of treatment with Barostim were shown to be similarly robust and reproducible across all three of our HF clinical studies, including BAT-in-HF (Phase I), HOPE4HF (Phase II) and BeAT-HF (Phase III pivotal trial), evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. The BeAT-HF pivotal trial, which was a multi-center, prospective, randomized, controlled trial, met its primary endpoints and the positive safety and effectiveness data exceeded the pre-specified performance criteria across multiple dimensions, measuring the improvement in the quality of patients’ daily lives. Barostim Therapy’s trial results have been published in more than 60 peer-reviewed publications, approximately 20 of which relate to the treatment of HF, including, among others, the Journal of the American College of Cardiology.
•	Minimally invasive implant procedure. Barostim’s IPG and stimulation lead are implanted during a minimally invasive implant procedure typically performed in an outpatient setting that lasts approximately one hour and involves two small skin incisions. Our device does not require hardware to be implanted in the heart or vasculature, which is the case with most other device-based treatments indicated for different HFrEF patient populations. Patients typically recover quickly and are discharged from the hospital within 24 hours of the procedure. In addition, we are currently enrolling a clinical trial for a new implant toolkit called BATwire, which enables an ultrasound-guided procedure to implant Barostim and the use of local anesthetics. As a result of this simplified implantation process, we believe more physicians, including EPs, would be confident and comfortable implanting Barostim, thereby expanding our addressable patient population to include those who are deemed clinically unfit for the current procedure.
•	Potential reduction in total healthcare costs for HFrEF patients. In addition to providing improved physical and health-related benefits and quality of life for patients, we estimate Barostim has the potential to

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

The BeAT-HF study was designed to encompass two stages in an integrated and seamless approach:

(1)   A pre-market stage that examined three primary effectiveness endpoints (quality of life, 6MHW and NT-proBNP), as well as one safety endpoint that included the major adverse neurological or cardiovascular system or procedure-related event rate (“MANCE”).

(2)   A post-market stage to examine the effects of BAT on rates of HF hospitalization and cardiovascular mortality and potentially expand the indication for Barostim.

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

Trial results

The safety and effectiveness data in the BeAT-HF pivotal trial support the HFrEF clinical benefits of Barostim. These results demonstrated that BAT is safe in patients with HFrEF and significantly improves the patient-centered symptomatic endpoints of the quality-of-life score, 6MHW and functional status, as well as the confirmatory nature of the evidence provided by a reduction of NT-proBNP.

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

The BeAT-HF pivotal trial continued enrolling patients in the post-market stage of the trial in order to determine if Barostim demonstrates a statistically significant improvement in morbidity and mortality in patients with HFrEF. We recently reached the required 320th event of the BeAT-HF clinical trial, and we expect to be able to unblind and announce data from this trial in the first quarter of 2023.

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

Other clinical trials

BATwire implant toolkit

In the second half of 2020, the FDA approved a two-stage pivotal trial design to assess the safety and effectiveness of the BATwire implant toolkit. This trial is expected to enroll up to 400 subjects and follow up to 100 implanted subjects for one year. If the trial data meets the safety and effectiveness endpoints, we will submit an application for a PMA-supplement approval by FDA.

Hypertension

We have completed two clinical trials in Europe and North America for the treatment of drug-resistant hypertension using our first-generation Barostim Therapy device called Rheos, and determined this study was successful in achieving three of the required five safety and effectiveness endpoints (“Baroreflex Activation Therapy Lowers Blood Pressure in Patients with Resistant Hypertension: Results from the Double-Blind, Randomized, Placebo-Controlled Rheos Pivotal Trial,” by John D. Bisognano, M.D. et al that was published in 2011 in the Journal of the American College of Cardiology, volume 58, No. 7, 2011). In 2014 we submitted a request for a Humanitarian Device Exemption (“HDE”) to commercialize Barostim Legacy, our second generation IPG for the subjects that were enrolled in the Rheos Pivotal trial, who are benefitting clinically from Rheos (estimated at the time to be 70–80% of the subjects enrolled) and whose IPG battery had become depleted. In December 2014, after a favorable review of the long-term clinical data from the Rheos pivotal hypertension trial, the FDA granted the HDE to Barostim Legacy.

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

Barostim has FDA approval to improve symptoms of HFrEF in the U.S. and an Active Implantable Medical Device Directive (“AIMDD”) CE Mark for the treatment of HFrEF and resistant hypertension in Europe. The AIMDD CE Mark certificate expired in December 2022, as expected during the process of transitioning to the MDR. The MDR transition rules provide that product available in the market at the time of AIMDD CE Mark expiration can be sold through 2025. We have placed approximately one year’s worth of European product in the market to support sales through the end of 2023. If CVRx does not obtain MDR approval prior to exhausting our product currently in the European market, or the EEA does not grant further extensions under the MDR transition rules prior to CVRx obtaining MDR approval, then CVRx will not be able to continue to sell in Europe until MDR approval or another extension is granted. We market our therapy in the U.S. to hospitals and clinics where EPs, HF specialists, interventional and general cardiologists and vascular surgeons treat patients with HFrEF.

We primarily sell Barostim to hospitals through a direct sales organization in the U.S. and Germany, and through distributors in Austria, Spain, Italy, the Nordic region and other European countries. Our global sales and marketing team engages in sales efforts and promotional activities focused on EPs, HF specialists, interventional and general cardiologists and vascular surgeons. We are continuing to actively expand our direct sales force and commercial organization in the U.S.

Our direct sales representatives, which we refer to as Account Managers, generally have substantial and applicable medical device experience, specifically in the cardiovascular space, and market our products directly to the approximately 2,500 EPs, 800 HF specialists, and 20,000 general cardiologists in the U.S. We support all aspects of the patient journey, which includes initial diagnosis, surgical support and patient follow-up. Our Account Managers are focused on prioritizing high volume cardiology centers that are strategically located and on educating and training physicians who have strong connectivity to the HFrEF patient population that may be eligible for our therapy. We also employ Field Clinical Specialists who generally have experience in medical device clinical support. Our Field Clinical Specialists work to ensure that every procedure is done correctly by educating the implanting physicians, including vascular surgeons and EPs, about the technical aspects of Barostim and the implantation procedure.

Similar to our direct sales team, our marketing team has a significant amount of relevant expertise and a strong track record of success in the medical device industry. Our marketing organization is focused on building physician awareness through targeted KOL development, referral network education and direct-to-consumer marketing.

In terms of patient education, we utilize direct communication channels to inform patients about Barostim Therapy and to enable them to connect with sites that offer Barostim. Our primary method of patient outreach is through digital social networks. We use a qualification process to aid in the identification of the appropriate patients for our therapy. The objective of this outreach is to inform potential patients about our education webinars and website, where they can find a wealth of information on HFrEF and the purpose and benefits of Barostim Therapy, based on our approved labeling.

In addition to driving broad awareness and increasing physician and patient education, our marketing team has developed the in-house resources necessary to obtain prior authorization approval for Barostim procedures and expand reimbursement coverage.

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

Physician reimbursement under Medicare is generally based on a defined fee schedule, the Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional services rendered. Medicare provides reimbursement to hospitals using Barostim under the hospital outpatient prospective system (“HOPPS”), which provides bundled amounts generally intended to reimburse a hospital for all facility costs related to procedures performed in its outpatient setting. Under the HOPPS, the national Medicare payment to a hospital for a new patient implant or an IPG replacement is paid using the Level 5 Neurostimulator payment code APC 5465, which has a national average of $29,358 in 2023. Payment codes such as APC 5465 are indexed to adjust for cost of living and thus vary by location. These payments generally cover the hospital’s costs for the device and the implantation procedure. CMS also granted a TPT payment for the implantation of Barostim in an outpatient setting, which took effect in January 2021 and expires at the end of 2023. The TPT payment is an incremental payment for new and innovative technologies that meet certain qualifications. It allows hospitals to bill for a pass-through of the device cost, which includes up to $35,000, and can be added to the procedure costs.

We anticipate inpatient procedures to continue to represent a small percentage of our sales. For these inpatient procedures, ICD-10-PCS codes 0JH60MZ + 03HL3M are commonly mapped into Diagnosis Related Group (“DRG”) 252, which has an established national average Medicare payment of $22,930 in 2023. CMS also granted an NTAP that was added to the DRG from October 2020 through October 2022 to cover the implantation of Barostim in an inpatient setting. The NTAP is an incremental inpatient payment for new and innovative technologies that meet certain qualifications. This payment allowed hospitals to be reimbursed an additional $22,750 (65% of the total cost of the device).

The surgeon implanting Barostim is paid an additional physician payment under the Medicare Physician Fee Schedule, and the physician that manages the device performs multiple device interrogations and is paid using the payment code APC 5721, which has a national average of $145 per visit in 2023.

Reimbursement rates from commercial payors vary depending on a variety of factors, including the commercial payor and contract terms.

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

We will continue to leverage our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. We believe our market access team is highly effective in obtaining prior authorizations, including navigating the appeals process. We believe that we will continue to benefit from this efficient prior authorization process in the near-and-long-term by expanding on our positive coverage policies with commercial payors. In our discussions with commercial payors, we highlight our compelling and robust clinical data, the potential economic cost-savings associated with our highly compliant treatment, increased patient demand and support from leading medical societies and KOLs. As our operations continue to grow, we intend to continue to further expand our market access team accordingly.

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

We are committed to ongoing research and development efforts of Barostim with an emphasis on improving clinical outcomes, optimizing patient adoption and comfort, increasing access for a greater number of patients and enabling more physicians to perform the procedure.

The primary focus of our research and development efforts in the near-term will be the continued technological advancement of Barostim, including tools to simplify the implant procedure for physicians. In 2022, we launched an enhanced IPG that is approximately 10% smaller in size and improves the battery life by approximately 20% to an average of six years. We are also enrolling a clinical trial for a new implant toolkit called BATwire, which enables an ultrasound-guided procedure to implant Barostim and the use of local anesthetics. This has the potential to expand our annual market opportunity in the U.S. by an estimated $1 billion, or by 39,000 additional patients who are deemed clinically unfit for the current procedure. This simplified procedure would also allow EPs to complete the procedure in an outpatient catheter lab center.

While we are currently focused on the treatment of patients with HFrEF, we believe our platform technology can provide meaningful benefits to a broader set of patients suffering from cardiovascular diseases with significant unmet needs. If we receive positive morbidity and mortality data from the post-market stage of the BeAT-HF pivotal trial, we plan to request that the FDA add the claim “Treatment for Heart Failure” to our current indication. Our longer-term goal is to explore Barostim’s potential to expand the indications for use to other cardiovascular diseases, including different forms of HF, hypertension and arrhythmias. Expansions into these or other new indications would require additional FDA approvals and may involve additional clinical trials or modifications to Barostim to treat such indications. If clinical studies for additional indications do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize our products for these indications.

For the years ended December 31, 2022 and 2021, we incurred research and development expenses of $10.0 million and $7.5 million, respectively.

Competition

Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. We consider our primary competition to be other device-based therapies designed to treat patients with HFrEF and a narrow QRS complex.

There is only one other commercially available device-based option, CCM, that targets a limited subset of the same HFrEF patient population indicated for Barostim. CCM is offered by a privately-held medical technology company and has the potential to improve a patient’s quality of life and reduce symptoms of HFrEF. However, CCM is associated with a number of drawbacks, including not being designed to address the imbalance of the ANS; less favorable clinical effectiveness results in patients with LVEF 25–35% as compared to patients with LVEF 35–45% related to exercise capacity, quality of life and functional status; implantation through an invasive procedure that includes running electrical leads through the veins and attaching them to the heart’s ventricle, which may lead to increased risks to the patient; and the requirement that patients regularly charge the battery in their implanted device.

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

Aside from device-based treatments, pharmaceutical therapies are widely used to treat HFrEF and have been in use longer and are better known to physicians and patients than Barostim. However, because Barostim is designed to be used in conjunction with pharmaceutical therapies to alleviate the symptoms of HFrEF, we do not consider existing pharmaceutical therapies to be direct competition.

We also compete with other medical technology companies to recruit and retain qualified sales, training and other personnel.

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2022, we owned 50 issued U.S. patents and had 15 pending U.S. patent applications. Outside of the U.S., we owned seven patents in multiple countries and had one pending application. Our trademark portfolio focuses on nine trademarks in the U.S. and multiple other countries. Our patents cover aspects of our integrated platform technology, Barostim, including baroreflex methods, stimulus regimes, mapping methods, electrode designs, disease treatments, closed loop control, burst intervals, connection structures and baroreceptor locations, as well as future product concepts. The term of individual patents depends on the law of the countries in which they are granted. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. There is no active patent litigation involving any of our patents, and we have not received any notices of patent infringement.

We also rely, in part, upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants and others who may have access to our proprietary information.

Pending patent applications may not result in issued patents, and we cannot guarantee that any current or subsequently issued patents will protect our intellectual property rights or provide us with any competitive advantage. While there is no active litigation involving any of our patents or other intellectual property rights and we have not received any notices of patent infringement, we may be required to enforce or defend our intellectual property rights against third parties in the future. See “Risk Factors—Risks Related to Intellectual Property” for additional information regarding these and other risks related to our intellectual property portfolio and their potential effect on us.

Manufacturing and supply

We manage all aspects of manufacturing operations and product supply of Barostim, which include final assembly, testing and packaging of our IPG and stimulation lead, at our 23,890 square foot headquarters in Minneapolis, Minnesota. With minimal capital investment, our existing operations are capable of producing 5,000 IPGs and 5,000 stimulation leads per shift per year, and our manufacturing line was designed to be expandable and scalable in the future.

We currently source certain components for Barostim from a limited number of suppliers, including the module, module board, radio-frequency module, magnet switch, battery and application-specific integrated circuits for the IPG and the electrode for the stimulation lead. Our suppliers manufacture and test the components they produce for us to meet our specifications. We maintain sufficient levels of inventory to mitigate potential supply disruption and to achieve more favorable volume-based pricing. We continue to seek to broaden and strengthen our supply chain through additional sourcing channels.

We select our suppliers to ensure that Barostim and its components are safe and effective, adhere to all applicable standards and regulations, are high quality and meet our supply needs. We employ a rigorous supplier assessment, qualification and selection process targeted to suppliers that meet the requirements of the FDA and relevant Canadian, European Economic Area (“EEA”) and Australian regulatory authorities and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits. We received ISO certification for our quality management system and our most recent audits have not identified any major nonconformities. We are registered with the FDA as a medical device manufacturer and licensed by the State of Minnesota to manufacture our device.

Seasonality

We expect that any revenue we generate could fluctuate from quarter to quarter as a result of timing and seasonality. We anticipate mild seasonality based on national holiday patterns specific to certain nations. These seasonal variations are difficult to predict accurately and may vary among different markets. In addition to the above factors, in the U.S. it is possible that we may experience seasonality based on patients’ annual deductibility limits under their health insurance coverage. In Europe, we may be required to engage in a contract bidding process in order to sell Barostim, which processes are only open at certain periods of time, and we may not be successful in such bidding processes. In addition, it is possible that we may experience variations in demand for our product in the first fiscal quarter of each year in Europe, following publication of new coverage status and changes in hospital budgets pertaining to allocation of funds to purchase products such as Barostim.

Government regulation

Our products and operations are subject to extensive regulation by the FDA and other federal and state authorities in the U.S., as well as comparable authorities in the EEA. Our products are subject to regulation as medical devices under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as implemented and enforced by the FDA. The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, effectiveness, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, device tracking, adverse event reporting, recalls, safety alerts, injunctions, seizures, bans, advertising, promotion, marketing and distribution and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

In addition to U.S. regulations, we are subject to a variety of regulations in the EEA governing clinical trials and the commercial sales and distribution of our products. Whether we have or are required to obtain FDA clearance or approval for a product, we will be required to obtain authorization from the comparable regulatory authorities of countries outside of the U.S. before we can commence clinical trials or commercialize our products in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA clearance or approval.

FDA pre-market clearance and approval requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, HDE, or PMA approval. Under the FDCA, medical devices are classified as Class I, Class II, Class III, or De Novo, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices must submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. De Novo is a medical device with no predicate or premarket device for comparing substantial equivalence which is subject to the 510(k) premarket notification. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared through the 510(k) process.

Devices deemed by the FDA to pose the greatest risks are placed in Class III, requiring approval of an HDE or PMA.

Our currently U.S.-marketed Barostim devices are Class III devices which have received both a PMA and an HDE approval.

PMA & HDE approval pathway

Class III devices require PMA or HDE approval before they can be marketed, although some pre-amendment Class III devices for which the FDA has not yet required a PMA are cleared through the 510(k) process. The PMA process is more demanding than the 510(k) premarket notification process. In a PMA, the manufacturer must demonstrate that the device is safe and effective, and the PMA must be supported by extensive data, including data from preclinical studies and human clinical trials. The PMA must also contain a full description of the device and its components, and the methods, facilities and controls used for manufacturing and proposed labeling. Following receipt of a PMA, the FDA determines whether the application is sufficient to permit a substantive review. If the FDA accepts the application for review, it has 180 days under the FDCA to complete its review of a PMA, although in practice, the FDA’s review often takes significantly longer, and at times can take up to several years. An Advisory Committee or panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will generally conduct a preapproval inspection of the applicant or its third-party manufacturers’ or suppliers’ manufacturing facilities to ensure compliance with the QSR.

The FDA will approve the new device for commercial distribution if it determines that the data and information in the PMA constitute valid scientific evidence and that there is reasonable assurance that the device is safe and effective for its intended use(s) according to the instructions for use or labeling. The FDA may approve a PMA with post-approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution and collection of long-term follow-up data from patients in the clinical study that supported PMA approval or requirements to conduct additional clinical studies post-approval. The FDA may condition PMA approval on some form of post-market surveillance or study when deemed necessary to protect the public health or to provide additional safety and effectiveness data for the device in a larger population or for a longer period of use. In such cases, the manufacturer might be required to follow certain patient groups and make periodic reports to the FDA on the clinical status of those patients. Failure to comply with the conditions of approval can result in material adverse enforcement action, including withdrawal of the approval.

Certain changes to an approved device, such as changes in manufacturing facilities, methods, or quality control procedures, or changes in the design performance specifications, which can affect the safety or effectiveness of the device, require submission of a PMA supplement. PMA supplements often require submission of the same type of information as a PMA, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA and typically does not require as extensive clinical data or the convening of an advisory panel. Certain other changes to an approved device require the submission of a new PMA, such as when the design change causes a different intended use, mode of operation, and technical basis of operation, or when the design change is so significant that a new generation of the device will be developed, and the data that were submitted with the original PMA are not applicable for the change in demonstrating a reasonable assurance of safety and effectiveness.

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

Clinical trials

Clinical trials are usually required to support a PMA and are sometimes required to support an HDE, 510(k) or De Novo submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a subject and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an institutional review board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of subjects, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan, or the rights, safety or welfare of human subjects.

During a study, the sponsor and clinical investigators are required to comply with the applicable FDA requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market regulation

After a device is cleared or approved for marketing, numerous regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provide adequate directions for use and that all claims are substantiated and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information; and Federal Trade Commission guidance on endorsements and testimonials;
•	the federal Physician Payments Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care customers;
•	the federal Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•	the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that a claim includes items or services resulting from a violation of the federal Anti-Kickback Statute and thus constitutes a false or fraudulent claim for purposes of the false claims statute;
•	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA and HDE devices;
•	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•	correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•	the federal law and regulations requiring Unique Device Identifiers (UDI) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (GUDID);
•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We may be subject to similar foreign laws that include post-marketing requirements such as safety surveillance. Our manufacturing processes must comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file and complaint files. As a manufacturer, our facilities, records and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

Regulation of medical devices in the EEA

To be placed on the market in the EEA, medical devices require a CE Mark and a corresponding declaration of conformity. For our medical devices, the CE Mark must be issued by an organization accredited by a Member State of the EEA to conduct conformity assessments, a so-called Notified Body. Conformity assessments are conducted to demonstrate that the medical device meets the legal requirements set forth in the regulations and standards to ensure that it meets general safety and performance criteria. Clinical investigations or evidence of the safety and clinical outcomes, among other things, may be required for issuance of a CE Mark. With a CE Mark, the medical devices are generally marketable in the entire EEA. A CE Mark was first issued for Barostim for the treatment of resistant hypertension in 2011 and for the treatment of HFrEF in 2014.

European Union (“EU”) Legislation: medical devices regulation

The regulatory framework governing medical devices in the EEA underwent a major change on April 5, 2017, when the European Parliament passed the Medical Devices Regulation (Regulation (EU) 2017/745 — “MDR”). The MDR repealed and replaced the EU Medical Devices Directive (Council Directive 93/42/EEC — “MDD” or Council Directive 90/385/EEC).

Previously, medical devices regulated under the MDD and AIMDD were classified into one of four classes — Class I, Class IIa, Class IIb or Class III — based on the extent of the regulatory controls necessary and sufficient to provide reasonable assurance of safety and effectiveness of the device. The AIMDD applied to implantable electrical active medical devices that were typically considered to be Class III under MDD and similar controls for the highest risk devices. The classification corresponded to the level of potential hazard inherent in the type of device concerned. Class I included devices with the lowest risk to the patient. Class IIa and Class IIb devices were higher risk devices and Class III devices were devices with a significant risk, which were subject to more regulatory oversight to ensure the safety and effectiveness of the device, such as performance standards and post-market surveillance. Barostim has been classified and regulated under the AIMDD.

The MDR entered into force on May 25, 2017 and is progressively replacing the MDD/AIMDD during a transition period, which was originally intended to become fully effective on May 26, 2021. The MDR, among other things, is designed to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and to ensure a high level of safety and health while supporting innovation. The regulations impose strict demands on medical device manufacturers and the Notified Bodies whom they must involve in the conformity assessment procedure. Unlike directives, which must be implemented into the national laws of the EEA, the regulations are directly applicable in all EEA member states and are intended to eliminate differences in the regulation of medical devices among EEA member states.

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

To avoid market disruption and allow a smooth transition from the MDD/AIMDD to the MDR, several transitional provisions are in place, which include allowing devices lawfully placed on the market prior to expiration of their MDD/AIMDD CE Marks to remain available on the market and be put into service, both under certain prerequisites and until a certain time.

In 2022, we successfully completed the Stage 1 and 2 MDR Quality Management System (“QMS”) audits, and our Notified Body officially issued an approval document stating that the QMS has been assessed to the MDR and approved. We also received and responded to queries from all MDR sections, with the exception of Clinical Research, in 2022. We have since received confirmation that the Clinical Research section, along with our query responses, is currently under review. We believe these developments should result in completion of the Technical File review by the end of 2023.

Notably, a proposal by the European Commission is under consideration to extend existing AIMDD CE certificates through May 31, 2027. This proposal is driven by delays in notified body reviews and approvals across the medical device industry as well as the fact that a substantial number of CE Mark certificates are continuing to expire during this unpredictable and extended transition period to MDR. Given the need for devices in the EEA, it seems probable that the MDR transition rules will be modified by extension or some other means to allow continued sales of devices in the EEA beyond the currently available supply for medical devices, to the extent CVRx’s MDR approval is not completed in 2023.

Regulation of medical devices under MDR

CE Marking

Manufacturers of medical devices must comply with the general safety and performance requirements of the MDR in order to obtain a CE Mark for the product and market the product in the EEA. To demonstrate compliance with the general safety and performance requirements, the manufacturer must undergo a conformity assessment procedure which requires the involvement of a Notified Body except for low-risk, self-certified medical devices of Class I. The Notified Body typically audits the quality management system of the manufacturer, which must comply with the current version of ISO 13485 requiring that manufacturers to follow defined and approved design and development procedures, testing, control, documentation and other quality assurance procedures throughout the entire design and manufacturing process. The Notified Body also reviews the Technical File that includes the Biological Evaluation, Clinical Evaluation and Risk Management reports and Post Market Clinical Follow-Up (PMCF), among other items, submitted for approval of the CE Mark. If the quality management system audit and the technical file review are successful, the Notified Body issues certificates of conformity. These certificates entitle the manufacturer to draw up the EU declaration of conformity and affix the CE Mark to the labeling of its medical devices and place the medical device on the EEA market.

CE marking in UK and UK Conformity Assessed marking

Since January 1, 2021, the UK (excluding Northern Ireland) has recognized medical devices with an EEA-issued CE Mark, and will continue to do so until June 30, 2023. Additionally, certificates issued by EU-recognized Notified Bodies will continue to be valid for the UK market until June 30, 2023. Beginning on July 1, 2023, a UK Conformity Assessed (“UKCA”) marking will be required to place a device on the Great Britain market (England, Wales and Scotland). The UKCA marking is a UK product marking used for certain goods, including medical devices, placed on the market in England, Wales and Scotland. The UKCA marking is not recognized in the EU, EEA or Northern Ireland, so relevant products require a CE marking for sale in these markets. Since January 1, 2021, all medical devices placed on the UK market must be registered with the Medicines and Healthcare products Regulatory Agency (the “MHRA”). There are different grace periods depending on the type of medical device to allow time for compliance with the new registration process. Where a medical device is not already registered with the MHRA, a conformity assessment must be conducted by an “authorised” body (a so-called UK Approved Body, approved by the MHRA) and a separate dossier application for the UKCA marking must be submitted. However, the data to support an EEA-issued CE Mark is expected to be sufficient for a UKCA mark. Manufacturers based outside the UK who wish to place a device on the UK market need to appoint a single UK Responsible Person who will take responsibility for the product in the UK.

CE Marking in Switzerland

Switzerland and the EU had a bilateral mutual recognition agreement (MRA) on conformity assessment, which entered into force in 2002, but ceased to be enforced on 26 May 2021. Currently, Switzerland unilaterally recognizes EU certificates of conformity for medical devices. Labeling and CE marking requirements for medical devices placed on the Swiss market must follow EU CE labeling requirements. To place a product on the Swiss market as an economic operator located outside of Switzerland, manufacturers, distributors, and importers must have a Swiss authorized representative (“CH-REP”). Product labeling should include the CH-REP name and address to show compliance. MDD/AIMDD devices placed on the market before the certificate expiration date or by May 26, 2024, whichever occurs sooner. These devices will continue to be available on the market until May 26, 2025. We have engaged a CH-REP and, because we placed Barostim on the market prior to expiration of our AIMDD CE Mark, the devices may continue to be sold in Switzerland through 2023.

A pending proposal to accept either CE or FDA approval of devices would allow continued sales in Switzerland after 2023 should the MDR approval not be completed. However, this proposal is not approved and detailed requirements are unclear.

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

Post-market surveillance

After a medical device is placed on the market, numerous regulatory requirements apply, which link to the manufacturer’s continuous review of risk management information. The manufacturer must establish and maintain a systematic procedure to proactively collect and review real-life experience and data gained from their devices placed on the market. Post-market surveillance is comprised of, but not limited to, reports of serious adverse events, device deficiency reports, product complaints from consumers and health care professionals, field safety corrective actions and post-marketing clinical studies/updated clinical evaluation reports. Manufacturers must guarantee that their medical device continues to provide the promised benefit to patients as well as the lack of any unacceptable risks, through a constant and systematic approach to post-market surveillance. Further, manufacturers, medical practitioners and medical institutions are obliged to report any incident involving a medical device, including any malfunction or deterioration in the characteristics and/or performance of a device, as well as any inadequacy in the labelling or the instructions for use which might lead to or might have led to the death of a patient or to a serious deterioration in his or her state of health. The reporting also includes any device recalls. Manufacturers must prepare a periodic safety update report for each device summarizing the results and conclusions of the analyses of the post-market surveillance data gathered.

Non-compliance

If we fail to comply with applicable EU, UK and Swiss regulatory requirements, we may be subject to, among other things, fines, product recalls, seizure of products, operating restrictions and criminal prosecution. Failure to comply with EU, UK or Swiss regulatory requirements could prevent us from developing, manufacturing and later selling the products in the respective region.

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

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claim Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 (“FERA”), was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $12,537 to $25,076 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs.

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

Additionally, there has been a recent trend of increased foreign, federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members), certain other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to $12,646 per failure up to an aggregate of $189,692 per year (or up to an aggregate of $1.265 million per year for “knowing failures”). Manufacturers must submit reports by the 90th day of each calendar year. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

Data privacy and security laws

We are also subject to various federal, state and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), in the U.S.

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

HIPAA requires the notification of patients, and other compliance actions, in the event of a breach of unsecured PHI. If notification to patients of a breach is required, such notification must be provided without unreasonable delay and in no event later than 60 calendar days after discovery of the breach. In addition, if the PHI of 500 or more individuals is improperly used or disclosed, we would be required to report the improper use or disclosure to HHS, which would post the violation on its website, and to the media. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties up to $63,973 per violation, not to exceed $1.92 million per calendar year for non-compliance of an identical provision and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment.

HIPAA authorizes state attorneys general to file suit on behalf of their residents for violations. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to file suit against us in civil court, its standards have been used as the basis for duty of care cases in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities, such as us, and their business associates for compliance with the HIPAA privacy and security standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the civil monetary penalty paid by the violator.

Additionally, we may be subject to laws relating to our collection, control, processing and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to our operations. We process data of both our employees and our customers, including health and medical information. The data privacy regime in the EU includes the EU Data Protection Directive (95/46/EC) regarding the processing of personal data and the free movement of such data, the E-Privacy Directive 2002/58/EC and national laws implementing each of them. Each EU Member State has transposed the requirements laid down by the Data Protection Directive and E-Privacy Directive into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We must ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.

The requirements include that personal data may only be collected for specified, explicit and legitimate purposes based on legal grounds set out in the local laws and may only be processed in a manner consistent with those purposes. Personal data must also be adequate, relevant, not excessive in relation to the purposes for which it is collected, be secure, not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection and must not be kept for longer than necessary for the purposes of collection. To the extent that we process, control or otherwise use sensitive data relating to living individuals (for example, patients’ health or medical information), more stringent rules apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, explicit consent to the processing (including any transfer) is usually required from the data subject (being the person to whom the personal data relates).

The EU-wide General Data Protection Regulation (“GDPR”) became applicable on May 25, 2018, replacing the previous data protection laws issued by each EU Member State based on the Directive 95/46/EC. Unlike the Directive (which needed to be transposed at national level), the GDPR text is directly applicable in each EU member state, resulting in a more uniform application of data privacy laws across the EU. The GDPR imposes onerous accountability obligations, requiring data controllers and processors to maintain a record of their data processing and policies. It requires data controllers to be transparent and disclose to data subjects (in a concise, intelligible and easily accessible form) how their personal information is to be used, imposes limitations on retention of information, increases requirements pertaining to pseudonymized (i.e., key-coded) data, introduces mandatory data breach notification requirements and sets higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. Fines for non-compliance with the GDPR are significant—the greater of EUR 20 million or 4% of global turnover. The GDPR provides that EU Member States may introduce further conditions, including limitations, to the processing of genetic, biometric or health data, which could limit our ability to collect, use and share personal data, or could cause our compliance costs to increase, ultimately having an adverse impact on our business. In the UK, the UK General Data Protection Regulation (the “UK GDPR”) came into effect on January 1, 2021. Similar to the GDPR, the UK GDPR sets out the key principles, rights, and obligations for most processing of personal data in the UK. The Data Protection Act of 2018, which came into effect on May 25, 2018 and was amended on January 1, 2021, works alongside and supplements the UK GDPR.

We are subject to the supervision of local data protection authorities in those jurisdictions where we are established or otherwise subject to applicable law.

We depend on third parties in relation to our provision of our services, a number of which process personal data on our behalf. With each such provider we enter into contractual arrangements to ensure that they only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. When we transfer personal data outside the EEA, we do so in compliance with the relevant data export requirements. We take our data protection obligations seriously, as any improper disclosure, particularly with regard to our customers’ sensitive personal data, could negatively impact our business and/or our reputation.

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

In addition, other legislative changes have been adopted since the Affordable Care Act. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2027 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Anti-bribery and corruption laws

Our U.S. operations are subject to the U.S. Foreign Corrupt Practices Act (the “FCPA”). We are required to comply with the FCPA, which generally prohibits covered entities and their intermediaries from engaging in bribery or making other prohibited payments to foreign officials to obtain or retain business or other benefits. In addition, the FCPA imposes accounting standards and requirements on publicly traded U.S. corporations and their foreign affiliates, which are intended to prevent the diversion of corporate funds to the payment of bribes and other improper payments, and to prevent the establishment of “off books” slush funds from which such improper payments can be made. We also are subject to similar anticorruption legislation implemented in Europe under the Organization for Economic Co-operation and Development’s Convention on Combating Bribery of Foreign Public Officials in International Business Transactions.

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

As of December 31, 2022, we had approximately 160 employees worldwide, all of which were employed on a full-time basis. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

Available Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available free of charge at our website as soon as reasonably practicable after they have been filed with, or furnished to, the U.S. Securities and Exchange Commission (the “SEC”). Our website address is www.cvrx.com. Information on our website is not part of this Annual Report on Form 10-K. The SEC maintains a website that contains the materials we file with the SEC at www.sec.gov.

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

We have experienced significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $41.4 million and $43.1 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, our accumulated deficit was $436.2 million and $394.8 million, respectively. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our U.S. commercial sales force and expand our marketing efforts to increase adoption of Barostim, add new features to Barostim, obtain regulatory clearances or approvals for our planned or future products and conduct clinical trials on our existing and planned or future products.

Until our IPO, we financed our operations primarily through convertible preferred stock financings and amounts borrowed under our previous loan and security agreement (“Horizon loan agreement”) with Horizon Technology Finance Corporation. We have devoted substantially all of our financial resources to research and development activities as well as general and administrative expenses associated with our operations, including clinical and regulatory initiatives to obtain marketing approval. Since our IPO, we have invested substantially in sales and marketing efforts to support commercialization of Barostim. We will need to continue to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expected future operating losses, combined with our prior operating losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have a limited history operating as a commercial company and are highly dependent on a single product, Barostim. The failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations.

We first commercialized Barostim in the EEA in 2012 and in the U.S. in 2020 and therefore do not have a long history operating as a commercial company. We expect substantially all of our revenue to continue to be derived from sales of Barostim for the foreseeable future, the majority of which will be generated in the U.S. Because of its relatively recent commercial introduction in the U.S., Barostim has limited product and brand recognition. In addition, demand for Barostim may decline or may not continue to increase as quickly as we expect. If we are unable to achieve significant market acceptance in the U.S. for Barostim, our results of operations will be adversely affected. Because we do not yet have other products currently in development, if we are unsuccessful in commercializing Barostim or are unable to market Barostim as a result of a quality problem, failure to maintain regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to Barostim or the other factors discussed in these risk factors, we would lose our main source of revenue, and our business, reputation, liquidity and results of operations will be materially and adversely affected.

We have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue.

In order to generate future revenue growth, we plan to continue to expand the size and geographic scope of our U.S. direct sales and marketing organization. In order to increase our sales and marketing efforts, we will need to continue to retain, grow and develop a substantial number of direct sales personnel, which is a significant investment. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us. If we are unable to attract, motivate, develop and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer. Because the competition for direct medical sales personnel is high, we cannot be certain we will be able to hire and retain additional sales personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating anticipated revenue. Any of these risks may adversely affect our business.

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

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the market by securing broad market acceptance of Barostim Therapy and Barostim for the treatment of HFrEF. Any product we develop that achieves regulatory clearance or approval, including Barostim, will have to compete for market acceptance and market share. We believe that the primary competitive factors in the market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience. Many of our current and potential competitors that are addressing other HF indications are publicly traded, or are divisions of publicly-traded, established medical device companies that have substantially greater financial, technical, sales and marketing resources than we do, such as Medtronic plc, Boston Scientific Corporation, Abbott Laboratories and LivaNova PLC. We may also face competition from other competitors, such as Impulse Dynamics, which is a private company with a medical device indicated for a subset of our target patient population, or companies with active system development programs that may emerge in the future. Many of the companies developing or marketing competing products enjoy several advantages over us, including, among others:

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

Our competitors may develop and patent processes or products earlier than us, obtain patents that may apply to us at any time, obtain regulatory clearance or approvals for competing products more rapidly than us or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. We also face fierce competition, particularly in this tight labor market, in recruiting and retaining qualified sales, scientific and management personnel, establishing clinical trial sites and enrolling patients in clinical studies. If our competitors are more successful than us in these matters, our business may be harmed. In addition, we face a particular challenge overcoming the long-standing practices by some physicians of using the products of our larger, more established competitors. Physicians who have completed many successful implants using the products made by these competitors may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try and subsequently adopt our product, then our revenue growth will slow or decline.

If we fail to receive access to hospitals, our sales may decrease.

In the U.S., in order for physicians to use Barostim, we expect that the hospitals where these physicians treat patients will typically require us to enter into purchasing contracts. This process can be lengthy, time-consuming and require extensive negotiations and management time, which could include an approval by a customer’s value analysis committee. In the EEA, from time to time certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospitals via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

We are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business.

We currently source certain components for Barostim from a limited number of suppliers. Our ability to supply Barostim commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with most of our limited suppliers, some of which supply components critical to our products, such as modules, batteries and electrodes. We cannot guarantee that our suppliers will be able to meet our demand for their products and services, either because of the nature of our arrangements with those suppliers, our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers. Further, due to our limited operating history and expected future expansion, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

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

Pandemics, epidemics or outbreaks of an infectious disease may adversely affect our business. The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying the number of procedures performed using Barostim and the pandemic may continue to negatively impact our business, financial condition and results of operations. Similar to the general trend in elective and other surgical procedures, the number of procedures performed using Barostim decreased significantly when healthcare organizations in the U.S. prioritized the treatment of patients with COVID-19 or altered their operations to prepare for and respond to the pandemic. By the beginning of the fourth quarter of 2020, implant centers had resumed procedures in the U.S. and Europe; however, procedure volumes were again negatively impacted by the Delta and Omicron variants of COVID-19 in the third and fourth quarters of 2021 and continuing into the first quarter of 2022. By March 2022 and continuing through the date of this Annual Report on Form 10-K, implant centers resumed procedures at more normal levels.

Numerous state and local jurisdictions have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions previously resulted in reduced operations at our headquarters, slowdowns and delays, travel restrictions and cancellation of events and restricted the ability of our front-line sales representatives to attend procedures in which our products are used, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers for training and case support; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; and delays in clinical trials and studies, especially if study subjects are reluctant to present themselves at medical facilities. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and its variants and the durability of immunity offered by vaccines developed to prevent infection, as well as other actions to contain COVID-19 and its variants or treat its impact, among others.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease, including COVID-19, may be difficult to assess or predict, the widespread COVID-19 pandemic has resulted in and may in the future result in, significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. To the extent a pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

To achieve our revenue goals, we must continue to successfully increase manufacturing output to meet expected customer demand. We may experience difficulties with manufacturing yields, quality control, component supply and shortages of qualified personnel, among other problems. Any of these problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

Future growth will continue to impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

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

We will likely need to conduct additional clinical studies in the future to support approval for new indications. For example, we are currently pursuing a morbidity and mortality indication for patients with HFrEF, which, if successful, could significantly expand our addressable patient population. However, we cannot assure you that the morbidity and mortality data will be sufficient to allow us to achieve FDA approval for including a morbidity and mortality benefit in this indication. In addition, if the morbidity and mortality data is perceived to be negative, such data may impact the adoption of Barostim, notwithstanding our existing clinical data and FDA approval. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of any of these studies, including the post-market stage of our BeAT-HF pivotal trial, may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

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

Clinical trials can fail at any stage. Our clinical studies, including the post-market stage of our BeAT-HF pivotal trial related to the morbidity and mortality indication for patients with HFrEF, may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. The impacts of the COVID-19 pandemic, which may have afflicted certain participants in the post-market pivotal trial, are unknown, but they may exacerbate certain risks described above. In addition, if the FDA determines for any reason, including safety or their risk-benefit analysis, that the results of the post-market stage of our BeAT-HF pivotal trial or any other future trial are negative, the FDA may decide to modify or revoke our existing approval or such data may impact the adoption of Barostim. Moreover, a negative perception of clinical results for one indication for use could impact the use of Barostim for other FDA approved and clinically supported indications for use.

We could also encounter delays if the FDA concludes that our financial relationships with investigators result in a perceived or actual conflict of interest that may have affected the interpretation of a study, the integrity of the data generated at the applicable clinical trial site or the utility of the clinical trial itself. Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. If these relationships and any related compensation to or ownership interest by the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or if the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized.

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

Manufacturing and marketing of Barostim and clinical testing of Barostim Therapy may expose us to product liability claims. The coverage limits of our liability insurance policies may not be adequate and one or more successful claims brought against us may have a material adverse effect on our business and results of operations. Further, interpretation of product liability laws may change in the future due to court rulings. It is possible evolving interpretations of product liability laws could further expose us to increased litigation risk in connection with our products. These product liability claims could, among other things, divert management’s attention from our primary business and negatively affect our reputation, continued product sales and our ability to obtain and maintain regulatory approval for our products.

If we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel.

Our future success depends, in part, on our ability to continue to retain our executive officers and other key employees and recruit and hire new employees. All of our executive officers and other employees are at-will employees, and therefore may terminate employment with us at any time with no advance notice. In particular, we are highly dependent upon our management team, especially our President and Chief Executive Officer and the rest of our senior management. The replacement of key personnel involves significant time and costs, may significantly delay or prevent the achievement of our business objectives and may harm our business. In addition, we do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances.

In addition, many of our employees have become vested in a substantial amount of stock or number of stock options. Our employees may be more likely to leave us if the shares they own or the shares underlying their vested options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly below the market price of our common stock.

Many executive officers and employees in the medical device industry are subject to strict non-compete or confidentiality agreements with their employers. In addition, some of our existing and future employees are subject to confidentiality agreements with previous employers. Our competitors may allege breaches of and seek to enforce such non-compete agreements or initiate litigation based on such confidentiality agreements. Such litigation, whether or not meritorious, may impede our ability to attract or use executive officers and other key employees who have been employed by our competitors and may result in claims against us.

Failure to protect our information technology infrastructure against cyber-based attacks, network security breaches, service interruptions, or data corruption could significantly disrupt our operations and adversely affect our business and operating results.

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement and supply chain, manufacturing and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. If our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

If important assumptions about the potential market for our product are inaccurate, or if we have failed to understand what people with HF are seeking in a treatment, we may not be able to increase our revenue or achieve profitability.

Our business strategy was developed based on a number of important assumptions about the HF market in general, any one or more of which may prove to be inaccurate. For example, we believe that the benefits of Barostim as compared to other common HF devices will continue to drive growth in the market for Barostim. Despite our review of studies reporting on the trends of HF incidence in the U.S., the actual incidence of HF and the actual demand for our product or competitive products could differ materially from our expectations.

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

Unfavorable economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the economy and the financial markets. Concerns over economic and political stability, inflation levels and related efforts to mitigate inflation, a potential recession, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China and other Asian economies, unemployment, the availability and cost of credit, trade relations, including the imposition of various sanctions and tariffs, the recovery from the COVID-19 pandemic, energy costs and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and markets in general. An economic downturn could result in a variety of risks to our business, including weakened demand for Barostim, a delayed time to meet clinical endpoints and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, resulting in supply disruption, or causing our customers to delay making payments for our services. Certain of the foregoing have harmed and could in the future harm our business, and we cannot anticipate all of the ways in which the economic climate and financial market conditions may further affect our business.

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

Medicare reimbursement levels are important to increasing adoption of Barostim because nearly two-thirds of the target patient population for Barostim is over the age of 65. Effective January 2021, CMS awarded Barostim a TPT payment for outpatient procedures that adds the device cost as a pass-through payment to the calculated procedure payment, which will remain in place through 2023. The calculated procedure payment depends on many factors, including the location of the hospitals and their billing practices, and may not adequately cover hospital costs associated with the procedure. While we intend to request that Barostim be reclassified into a higher Medicare reimbursement level, there can be no assurance that such efforts will be successful. Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business. From time to time, physicians and hospitals have in the past experienced, and others may experience, delays in Medicare reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

Risks related to intellectual property

We may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products.

Our success depends in part on obtaining, maintaining and enforcing patents and other intellectual property rights and not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical device industry. Whether merited or not, it is possible that third parties controlling U.S. and foreign patents allege such patents cover our products, or we may decide to initiate infringement claims or litigation to protect our patents or other intellectual property rights. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, sell, or export our products. These competitors may have one or more patents for which they can threaten or initiate patent infringement actions against us or any of our third-party suppliers. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages or attorneys’ fees. Moreover, if we initiate an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable or that the patent in question does not cover the technology at issue. From time to time and in the ordinary course of business, we may develop noninfringement or invalidity positions with respect to third-party patents, which may or may not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could require us to do one or more of the following:

•	stop selling, making, using or exporting products that use the disputed intellectual property;
•	obtain a license from the intellectual property owner to continue selling, making, exporting or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;
•	incur significant legal expenses;
•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, potentially including treble damages if the court finds that the infringement was willful;
•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;
•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•	find non-infringing substitute products, which could be costly and create significant delay due to the need for FDA regulatory clearance;
•	find alternative supplies for infringing products or processes, which could be costly and create significant delay due to the need for FDA regulatory clearance; or
•	redesign those products or processes that infringe any third-party intellectual property, which could be costly, disruptive or infeasible.

If a court determines that we failed to secure necessary patents, competitors may be able to market competing products and make, use or sell products that are substantially the same as ours without incurring the sizeable development costs that we have incurred, which would adversely affect our ability to compete.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

Finally, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations.

If any of the foregoing occurs, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products, all of which could have a material adverse effect on our business, results of operations and financial condition. Any litigation or claim against us, even those without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. Further, as the number of participants in our industry grows, the possibility of intellectual property infringement disputes increases.

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

We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products that are the same as or similar to our products, and our competitive position in the international market would be harmed.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our competitors or are in breach of non-disclosure or confidentiality agreements with our competitors.

We could in the future be subject to claims that we or our employees have inadvertently or otherwise used or disclosed alleged trade secrets or other proprietary information about former employers or competitors. Although we have procedures in place that seek to prevent our employees and consultants from using the intellectual property, proprietary information, know-how or trade secrets of others in their work for us, we may in the future be subject to claims that we caused an employee to breach the terms of his or her non-

disclosure or confidentiality agreement, or that we or these individuals have, inadvertently or otherwise, used or disclosed the alleged trade secrets or other proprietary information of a former employer or competitor, resulting in litigation. Even if we are successful in defending against these claims, the litigation could be costly and a distraction to management. If we are unsuccessful in defending against these claims, in addition to paying monetary damages, a court could prohibit us from using technologies or features that are essential to our products, if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. An inability to incorporate technologies or features that are important or essential to our products would have a material adverse effect on our business, and may prevent us from selling our products or from practicing our processes. In addition, we may lose valuable intellectual property rights.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build our commercial sales force in the U.S., investigate the potential use of Barostim for the treatment of other HF conditions, continue to grow our business and operate as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization and research and development efforts. We believe that our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least the next three years. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. As a result, we may need to seek additional funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the fiscal years ended December 31, 2022 and 2021, net cash used in operating activities was $42.7 million and $27.7 million, respectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including, among others:

•	the scope and timing of our continued investment in our U.S. commercial infrastructure and sales force;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and hiring additional members for our direct sales and marketing team in the U.S.;
•	the degree and rate of market acceptance of Barostim;
•	the research and development activities we intend to undertake in order to pursue product enhancements and expand HF indications;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations as a public company; and
•	the emergence of competing technologies or other adverse market developments.

To finance certain of these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. For example, our Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP (“Innovatus”) restricts us from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business may be adversely affected.

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

We expect that any revenue we generate could fluctuate from quarter to quarter as a result of timing and seasonality. We anticipate mild seasonality based on national holiday patterns specific to certain nations. These seasonal variations are difficult to predict accurately, may vary amongst different markets, and at times may be entirely unpredictable. In addition to the above factors, in the U.S. it is possible that we may experience seasonality based on patients’ annual deductibility limits under their health insurance coverage. While historically seasonality has been minimal, we anticipate increased seasonality due to our increased focus on sales within the U.S. These seasonal variations are difficult to predict accurately, may vary among different markets and at times may be entirely unpredictable, which introduces additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, we believe our limited history commercializing our products has, in part, made our seasonal patterns more difficult to discern and therefore predict.

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

We have generated and expect to continue to generate significant federal and state net operating loss (“NOLs”) and tax credit carryforwards. As of December 31, 2022, we had federal and state NOL carryforwards of approximately $361.0 million and $6.2 million, respectively. The federal NOLs began expiring in 2021 and state NOLs began expiring in 2020. As of December 31, 2022, we had federal and state tax credit carryforwards of approximately $9.3 million and $1.8 million, respectively. The federal and state tax credit carryforwards began expiring in 2021 and begin expiring in 2028, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted on December 22, 2017 commonly referred to as the “Tax Cuts and Jobs Act,” as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited.

In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and specified other tax credit carryforwards, such as research and development tax credits, to offset future taxable income and taxes. We may have previously experienced, and may in the future experience, one or more “ownership changes” for purposes of the rules under Section 382 and 383 of the Code, including in connection with our IPO. If so, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations by effectively increasing our future tax obligations.

We are subject to complex tax rules, and any audits, investigations or tax proceedings could have a material adverse effect on our business, results of operations and financial condition.

We are subject to income and/or non-income taxes in the U.S., Switzerland, Italy, Germany, France and the Netherlands, as well as the tax laws and regulations related to such matters. Tax accounting and compliance often involves complex issues, and judgment and interpretation is required in determining our provision for income taxes and other tax liabilities as well as the application of tax laws and regulations. In that respect, many jurisdictions have detailed transfer pricing rules, which require that all transactions with related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of such transfer pricing rules, as well as of withholding taxes, goods and services taxes, sales taxes and other taxes is not always clear, and we may be subject to tax audits relating to such rules or taxes.

We believe that our tax positions are reasonable, and our tax provisions and reserves are adequate to cover any potential liability. However, various items cannot be accurately forecasted, and future events may be treated as discrete to the period in which they occur. In addition, the Internal Revenue Service or other taxing authorities may disagree with our positions. If the Internal Revenue Service or any other tax authorities were successful in challenging our positions, we may be liable for additional tax and penalties and interest related thereto or other taxes, as applicable, in excess of any reserves established therefor, which may have a significant impact on our results, operations and future cash flow.

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

In the EEA, Barostim was required to comply with the Essential Requirements laid down in Annex I to the EU Active Implantable Medical Devices Directive. Compliance with these requirements was a prerequisite to affixing the CE mark to Barostim. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to Barostim, we underwent a conformity assessment procedure, which varied according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer could issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure required the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit the QMS and examine the Technical File for the manufacture, design and final inspection of our devices. The Notified Body would issue a CE Certificate of Conformity following successful completion of this conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate would entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

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

In order to continue to sell Barostim in Europe, we must comply with the MDR and its evolving transition requirements. We have submitted our application for Barostim to comply with the general safety and performance requirements of the EU MDR (which are similar to the Essential Requirements of the AIMDD); however, there is no guarantee that Barostim will be approved by the end of 2023. If approved, the proposal to extend the expiration of AIMDD CE certificates until May 31, 2027 would mitigate the risk of compliance with the MDR by the end of 2023. Failing to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body (the National Standards Authority of Ireland, or NSAI), which could impair our ability to market products in the EEA in the future.

Our business is subject to extensive governmental regulation that could make it more expensive and time consuming for us to market Barostim in the U.S. and introduce new or improved products.

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

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new approvals for the device before we may market or distribute the corrected device. Seeking such approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement actions, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We are subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the U.S., the laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;
•	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;
•	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•	the federal HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;
•	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•	the federal physician payments sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to certain healthcare providers and teaching hospitals;
•	state and foreign law equivalents of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

The scope and enforcement of each of these laws is uncertain and subject to rapid change, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies continue to increase their scrutiny of interactions between healthcare companies and healthcare providers. The Office of the Inspector General of HHS also has issued compliance program guidance for pharmaceutical manufacturers which is routinely applied to medical device companies. All of this has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry, including for medical device companies. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional onerous compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us now or in the future, we may be subject to penalties, including civil and criminal penalties, damages, fines, disgorgement, exclusion from governmental health care programs and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

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

Additionally, on April 5, 2017, the European Parliament passed the MDR, which repeals and replaces the MDD and the AIMDD. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations are directly applicable (i.e., without the need for adoption of the EEA member state laws implementing them), in all EEA member states and are intended to eliminate differences in the regulation of medical devices among the EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

The MDR became effective in May 2021 and, among other things is designed to:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

To comply with the requirements of being a public company, we are undertaking and expect to continue to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and expect to continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act, and are not a non-accelerated filer. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we are an emerging growth company.

Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. If we fail to develop and maintain effective internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have designed and implemented and expect to continue to refine the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if our internal control over financial reporting is perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline and we could become subject to investigations or removal by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our principal stockholders, management and directors (three of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2022, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 59% of our outstanding voting stock. Three of our non-employee directors are also affiliated with certain of our principal stockholders. Therefore, if they act together, these stockholders will have the ability to influence us through this ownership position and matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Holders

As of February 3, 2023, there were approximately 87 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying in the foreseeable future, any cash dividends on our capital stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board of Directors, subject to applicable laws, and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our Board of Directors may deem relevant. Our Loan Agreement with Innovatus restricts us from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions.

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

Since our inception we have generated minimal revenue, as our activities have consisted primarily of developing Barostim Therapy, conducting our BeAT-HF pre-market and post-market pivotal studies in the U.S. and filing for regulatory approvals. Our ability to generate revenue from product sales and become profitable will depend on our ability to continue to successfully commercialize Barostim and any product enhancements we may advance in the future. We expect to derive future revenue by continuing to both expand our own dedicated salesforce and increase awareness of Barostim among payors, physicians and patients.

Our sales and marketing efforts are directed at EPs, HF specialists, interventional and general cardiologists and vascular surgeons because they are the primary users of our technology. However, we consider hospitals, where the procedures are performed primarily in an outpatient setting, to be our customers, as they are the purchasing entities of Barostim in the U.S. We intend to continue making significant investments building our U.S. commercial infrastructure by expanding and training our U.S. sales force. We have dedicated significant resources to educate physicians who treat HFrEF about the advantages of Barostim and train them on the implant procedure.

The costs for the device and implantation procedure are reimbursed through various third-party payors, such as government agencies and commercial payors. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the CMS while simultaneously developing processes to engage commercial payors. All MACs have retired automatic coverage denial policies for our CPT codes, thereby allowing hospitals to be paid for the Barostim procedure. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the EEA, such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

We manage all aspects of manufacturing operations and product supply of Barostim, which include final assembly, testing and packaging of our IPG and stimulation lead, at our headquarters in Minneapolis, Minnesota. We utilize components or various subassemblies manufactured by third-party suppliers, some of which have significant lead times. Many of these components are from a limited number of suppliers. We believe that our component manufacturers are recognized in their field for their competency to manufacture the respective portions of Barostim and have quality systems established that meet FDA requirements. We seek to maintain higher levels of inventory to protect ourselves from supply interruptions and continue to seek to broaden and strengthen our supply chain through additional sourcing channels.

From our inception until the IPO, we financed our operations primarily through preferred stock financings, and additionally, from sales of our Barostim products and amounts borrowed under our credit facilities. We then devoted substantially all of our resources to research and development activities related to Barostim Therapy, including clinical and regulatory initiatives to obtain marketing approval and sales and marketing activities.

We used a portion of the IPO proceeds to continue funding the expansion of our direct sales force and commercial organization related to Barostim in the U.S. We continued investing in research and development in the near term to improve clinical outcomes, optimize patient adoption and comfort, increase patient access and enhance the physician and patient experience. Longer term, we plan to explore Barostim’s potential to expand its indications for use to other cardiovascular diseases. On October 31, 2022, we entered into a loan and security agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans described in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

Since it was reported to have surfaced in December 2019, a novel strain of coronavirus disease, COVID-19, has spread across the world and has been declared a pandemic by the World Health Organization. Efforts to contain the spread of COVID-19 have been significant and governments around the world, including in the U.S., implemented severe travel restrictions, social distancing requirements, quarantines, stay-at-home orders and other significant restrictions. As a result, the COVID-19 pandemic presented a substantial public health and economic challenge and is affecting hospitals, physicians, patients, communities and business operations, as well as contributing to significant volatility and negative pressure on the U.S. and world economy and in financial markets.

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

In response to the COVID-19 pandemic, we implemented a variety of measures intended to help us manage its impact while maintaining business continuity to support our customers and patients. These measures include:

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

However, procedure volumes were again negatively impacted by the Delta and Omicron variants of COVID-19 in the third and fourth quarters of 2021 and continuing into the first quarter of 2022. By March 2022 and continuing through the date of this Annual Report on Form 10-K, implant centers resumed procedures at more normal levels. The extent to which the business recovers from the COVID-19 pandemic will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity and spread of COVID-19 and its variants and the actions to contain the spread of COVID-19 and its variants or treat its impact.

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

Other income (expense), net

Other income, net consists primarily of interest income on our interest-bearing account. Other expense, net consists primarily of the fair value adjustments related to our formerly outstanding convertible preferred stock warrants, which were accounted for as a liability and marked-to-market at each reporting period. The final fair value adjustment of the warrant liability was recorded upon the closing of the IPO in connection with the conversion of the warrants to common stock warrants. Other items include losses on the extinguishment of debt, interest income earned on our cash and cash equivalents and the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for income taxes

Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits and other tax credits.

Results of operations

Consolidated results of operations for the year ended December 31, 2022, compared to the year ended December 31, 2021

	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
Revenue	$22,469	$13,036	$9,433	72%
Cost of goods sold	4,999	3,640	1,359	37%
Gross profit	17,470	9,396	8,074	86%
Gross margin	78%	72%
Operating Expenses:
Research and development	9,952	7,501	2,451	33%
Selling, general and administrative	50,045	27,863	22,182	80%
Total operating expenses	59,997	35,364	24,633	70%
Loss from operations	(42,527)	(25,968)	(16,559)	64%
Interest expense	(165)	(2,219)	2,054	(93)%
Other income (expense), net	1,373	(14,800)	16,173	NM
Loss before income taxes	(41,319)	(42,987)	1,668	(4)%
Provision for income taxes	(109)	(91)	(18)	20%
Net loss	$(41,428)	$(43,078)	$1,650	(4)%

NM – Not meaningful

Revenue

	Revenue by Geography
	Year ended
	December 31,		Change
(in thousands)	2022	2021	$	%
United States	$18,021	$9,147	$8,874	97%
Europe	4,448	3,889	559	14%
Total Revenue	$22,469	$13,036	$9,433	72%

Revenue was $22.5 million for the year ended December 31, 2022, an increase of $9.4 million, or 72%, over the year ended December 31, 2021.

Revenue generated in the U.S. was $18.0 million for the year ended December 31, 2022, an increase of $8.9 million, or 97%, over the year ended December 31, 2021. HF revenue in the U.S. totaled $17.6 million and $8.4 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily driven by continued growth as a result of the expansion into new sales territories and new accounts, as well as increased physician and patient awareness of Barostim. Total HF revenue units in the U.S. totaled 587 and 290 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, the Company had a total of 106 active implanting centers, as compared to 46 as of December 31, 2021. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. The number of sales territories in the U.S. increased by 12 to a total of 26 during the year ended December 31, 2022. A sales territory is an established regional area held by an account manager, typically after six to nine months of employment.

Legacy hypertension revenue in the U.S. totaled $0.5 million and $0.7 million for each of the years ended December 31, 2022 and 2021, respectively.

Revenue generated in Europe was $4.4 million for the year ended December 31, 2022, an increase of $0.6 million, or 14%, over the year ended December 31, 2021. Total revenue units in Europe increased to 231 for the year ended December 31, 2022, from 176 for the prior year period. The revenue increase was primarily due to the lessening impact of the COVID-19 pandemic in Europe. The number of sales territories in Europe remained consistent at six during the year ended December 31, 2022.

Cost of goods sold and gross margin

Cost of goods sold increased $1.4 million, or 37%, to $5.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily due to higher sales of Barostim.

Gross profit was $17.5 million for the year ended December 31, 2022, an increase of $8.1 million, or 86%, over the year ended December 31, 2021. Gross margin increased to 78% for the year ended December 31, 2022, compared to 72% for the year ended December 31, 2021. Gross margin for the year ended December 31, 2022 was higher due to a decrease in the cost per unit and an increase in the average selling price. This was partially offset by a larger percentage of our revenue units coming from full systems versus battery replacements.

Research and development expenses

R&D expenses increased $2.5 million, or 33%, to $10.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This change was primarily driven by a $1.8 million increase in compensation expenses, mainly as a result of increased headcount, a $0.4 million increase in consulting fees, a $0.2 million increase in clinical study expenses and a $0.1 million increase in non-cash stock-based compensation expense.

Selling, general and administrative expenses

SG&A expenses increased $22.2 million, or 80%, to $50.0 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This change was driven by a $12.3 million increase in compensation expenses, mainly as a result of increased headcount, a $2.4 million increase in travel expenses, a $1.8 million increase in non-cash stock-based compensation expense, a $1.7 million increase in marketing and advertising expenses, primarily related to the commercialization of Barostim in the U.S., a $1.2 million increase related to D&O insurance costs incurred as a result of becoming a public company, a $0.9 million increase in professional fees, and a $0.6 million increase in consulting expenses.

Interest expense

Interest expense decreased $2.1 million, or 93%, to $0.2 million for the year ended December 31, 2022, compared to the year ended December 31, 2021. This was driven primarily by the repayment of the outstanding debt in November 2021 under the Horizon loan agreement.

Other income (expense), net

Other income, net was $1.4 million for the year ended December 31, 2022, compared to other expense, net of $14.8 million for the year ended December 31, 2021. Other income, net in 2022 was primarily driven by $1.5 million in interest income on our interest-bearing account. Other expense, net in 2021 was primarily driven by a $13.7 million increase in expense related to the increase in fair value of our convertible preferred stock warrants due to the change in the value of our common stock from December 31, 2021 to July 2, 2021, which is the date the warrants converted to common stock warrants. The expense in 2021 was also due to a $1.3 million loss on debt extinguishment in connection with the November 2021 repayment of the outstanding debt under the Horizon loan agreement.

Provision for income taxes

Provision for income taxes was nominal for the years ended December 31, 2022 and 2021.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2022 and 2021, we had cash and cash equivalents of $106.2 million and $142.1 million, respectively. For the years ended December 31, 2022 and 2021, our net losses were $41.4 million and $43.1 million, respectively. Our net cash used in operating activities for the years ended December 31, 2022 and 2021, was $42.7 million and $27.7 million, respectively.

Prior to the IPO, our operations were financed primarily by aggregate net proceeds from the sale of our convertible preferred stock of $383.1 million, as well as debt financing. In September 2019, we entered into the Horizon loan agreement to borrow $20.0 million, which was fully repaid on November 3, 2021. In July 2020, we completed an equity financing pursuant to which we issued 62,500,000 shares of Series G convertible preferred stock at a price of $0.80 per share, for net proceeds of $49.8 million after deducting offering expenses. On July 2, 2021, we closed our IPO for net proceeds from the offering, after deducting the underwriting discount and other offering expenses payable by us, of $133.2 million. On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans described in Note 5 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. As of December 31, 2022, no shares have been sold.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended
	December 31
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(42,677)	$(27,732)
Investing activities	(685)	(1,183)
Financing activities	7,493	111,883
Effect of exchange rate changes on cash and cash equivalents	(9)	(8)
Net change in cash and cash equivalents	$(35,878)	$82,960

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2022 was $42.7 million and consisted primarily of a net loss of $41.4 million and a decrease in net operating assets of $5.6 million, partially offset by $3.9 million from non-cash stock-based compensation expense and $0.4 million from the depreciation of property and equipment. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

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

Cash used in investing activities:

Cash used in investing activities was $0.7 million and $1.2 million for the years ended December 31, 2022 and 2021, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the year ended December 31, 2022 was $7.5 million and consisted of $7.5 million related to proceeds from debt financing, $0.6 million related to proceeds from the Employee Stock Purchase Plan and $0.2 million related to proceeds from the exercise of common stock options, partially offset by debt financing costs of $0.8 million.

Net cash provided by financing activities for the year ended December 31, 2021 was $111.9 million and consisted primarily of proceeds from the issuance of common stock of $133.2 million, partially offset by the repayment of the outstanding debt balance and related fees of $21.3 million.

Indebtedness

On October 31, 2022, we entered into the Loan Agreement with Innovatus, as the collateral agent and a lender, under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans mature on January 31, 2028 and require interest-only payments until November 1, 2027. The Term Loans are secured by substantially all of our personal property. We have the option to draw down (i) the remaining $7.5 million of the first tranche from the filing date of our Annual Report on Form 10-K for the year ended December 31, 2022 until September 30, 2023, (ii) up to $30.0 million less the amount funded from the first tranche between September 1, 2023 and December 15, 2023 if we achieve trailing three months revenue of $5.75 million prior to June 30, 2023, and (iii) up to $20.0 million between September 1, 2024 and December 15, 2024 if we achieve trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period.

Critical accounting policies and estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the amounts reported in our consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable and supportable under the circumstances. The results of this evaluation then form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions, and such differences may be material to our consolidated financial statements.

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

Stock-based compensation

We maintain an equity incentive plan that was adopted in 2001 to provide long-term incentives for employees, consultants and members of the Board of Directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors. In connection with the IPO, we adopted the 2021 Equity Incentive Plan under which we may grant equity incentive awards to eligible employees (including our named executive officers), non-employee directors and consultants in order to enable us to obtain and retain services of these individuals, which we deem as essential to our long-term success.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and debt entered into under the Loan Agreement, which are carried at quoted market prices and the prime rate, respectively. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

Credit risk

As of December 31, 2022 and 2021, our cash and cash equivalents were maintained with one financial institution in the U.S., and our current deposits are likely in excess of insured limits. We believe this institution has sufficient assets and liquidity to conduct its operations in the ordinary course of business with little or no credit risk to us.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CVRx, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVRx, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

February 10, 2023

CVRx, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$106,194	$142,072
Accounts receivable, net of allowances of $679 and $0, respectively	5,504	2,560
Inventory	6,957	3,880
Prepaid expenses and other current assets	4,223	2,585
Total current assets	122,878	151,097
Property and equipment, net	1,698	1,425
Operating lease right-of-use asset	334	—
Other non-current assets	27	26
Total assets	$124,937	$152,548
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,719	$510
Accrued expenses	6,369	5,398
Total current liabilities	8,088	5,908
Long-term debt	6,747	—
Operating lease liability, non-current portion	117	—
Other long-term liabilities	805	681
Total liabilities	15,757	6,589
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of December 31, 2022 and December 31, 2021; 20,633,736 and 20,399,337 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	207	204
Additional paid-in capital	545,362	540,707
Accumulated deficit	(436,182)	(394,754)
Accumulated other comprehensive loss	(207)	(198)
Total stockholders’ equity	109,180	145,959
Total liabilities and stockholders’ equity	$124,937	$152,548

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2022	2021
Revenue	$22,469	$13,036
Cost of goods sold	4,999	3,640
Gross profit	17,470	9,396
Operating expenses:
Research and development	9,952	7,501
Selling, general and administrative	50,045	27,863
Total operating expenses	59,997	35,364
Loss from operations	(42,527)	(25,968)
Interest expense	(165)	(2,219)
Other income (expense), net	1,373	(14,800)
Loss before income taxes	(41,319)	(42,987)
Provision for income taxes	(109)	(91)
Net loss	(41,428)	(43,078)
Cumulative translation adjustment	(9)	(8)
Comprehensive loss	$(41,437)	$(43,086)
Net loss per share, basic and diluted	$(2.02)	$(4.16)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,532,838	10,360,054

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(In thousands, except share data)

							Accumulated	Total
	Convertible				Additional		other	stockholders’
	preferred stock		Common stock		paid-in	Accumulated	comprehensive	(deficit)
	Shares	Amount	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2020	223,541,754	$329,983	360,412	$4	$58,624	$(351,676)	$(190)	$(293,238)
Exercise of stock options	—	—	59,341		23	—	—	23
Employee stock compensation	—	—	—	—	1,912	—	—	1,912
Issuance of common stock, net of offering costs	—	—	8,050,000	81	133,080	—	—	133,161
Reverse stock split	—	—	—	—	(1)	—	—	(1)
Conversion of Series G preferred stock	(223,541,754)	(329,983)	11,929,584	119	347,069	—	—	347,188
Net loss for the year ended December 31, 2021	—	—	—	—	—	(43,078)	—	(43,078)
Cumulative translation adjustment	—	—	—	—	—	—	(8)	(8)
Balances as of December 31, 2021	—	$—	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	—	—	150,509	2	182	—	—	184
Proceeds from Employee Stock Purchase Plan	—	—	113,890	1	586	—	—	587
Employee stock compensation	—	—	—	—	3,887	—	—	3,887
Net loss for the year ended December 31, 2022	—	—	—	—	—	(41,428)	—	(41,428)
Cumulative translation adjustment	—	—	—	—	—	—	(9)	(9)
Balances as of December 31, 2022	—	$—	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(41,428)	$(43,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,887	1,912
Depreciation of property and equipment	412	168
Amortization of deferred financing costs and loan discount	25	229
Loss on debt extinguishment	—	1,325
Changes in fair value of convertible preferred stock warrants	—	13,294
Changes in operating assets and liabilities:
Accounts receivable	(2,944)	(1,279)
Inventory	(3,077)	(537)
Prepaid expenses and other current assets	(1,634)	(1,980)
Accounts payable	1,209	27
Accrued expenses	873	2,187
Net cash used in operating activities	(42,677)	(27,732)
Cash flows from investing activities:
Purchase of property and equipment	(685)	(1,183)
Net cash used in investing activities	(685)	(1,183)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	184	23
Proceeds from Employee Stock Purchase Plan	587	—
Payments related to reverse stock split	—	(1)
Proceeds from the issuance of common stock, net of offering costs	—	133,161
Proceeds from debt financing	7,500	—
Debt financing costs	(778)	—
Repayment on debt financing	—	(21,300)
Net cash provided by financing activities	7,493	111,883
Effect of currency exchange on cash and cash equivalents	(9)	(8)
Net change in cash and cash equivalents	(35,878)	82,960
Cash and cash equivalents at beginning of year	142,072	59,112
Cash and cash equivalents at end of period	$106,194	$142,072
Supplemental Information:
Cash paid for interest	$59	$1,706
Cash paid for income taxes	5	2
ROU assets exchanged for lease liabilities	579	—

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Notes to Consolidated Financial Statements

1.	Business organization

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of December 31, 2022 and 2021, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Customer credit terms are established prior to shipment with the standard generally being net 30 days. We evaluate the collectability of our accounts receivable based on known collection risks and historical experience. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to us, we record a specific allowance for bad debts against amounts due to reduce the carrying amount of accounts receivable to the amount we reasonably believe will be collected.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company regularly reviews inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, accrued expenses, and operating lease liability – non-current portion in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We used the incremental borrowing rate based on information readily available at the time of recognition to determine the present value of the lease payments. The determination of our incremental borrowing rate requires management judgement based on information available at lease commencement.

Revenue recognition

The Company sells its products primarily through a direct sales force and to a lesser extent through a combination of sales agents and independent distributors. The Company’s revenue consists primarily of the sale of its Barostim, which consists of two implantable components: a pulse generator and a stimulation lead.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. The Company recognizes net revenue on product sales when the customer obtains control of the Company’s product, which generally occurs at a point in time upon delivery based on the contractual shipping terms of a contract.

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

Recent accounting pronouncements

On January 1, 2022, the Company adopted Accounting Standards Codification Topic 842, Leases (“ASC 842”), utilizing the alternative modified retrospective transition approach. Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of ASC 842 guidance, whereas comparative periods and their respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. As a result of adopting the new standard, the Company recognized ROU assets of $579,000 and lease liabilities of $561,000 as of January 1, 2022. The lease liabilities represent the present value of the remaining lease payments, discounted using the Company’s incremental borrowing rate as of January 1, 2022. The corresponding ROU assets are recorded based on the lease liabilities and the cumulative difference between rent expense and the amounts paid under the lease. The Company did not elect any practical expedients.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), to require the measurement of expected credit losses for financial instruments held at the reporting date to be based on historical experience, current conditions, and reasonable forecasts. ASU 2016-13 became effective for us for interim and annual periods beginning January 1, 2023, and we will expand our financial statement disclosures in order to comply with the guidance. We have determined that the adoption of ASU 2016-13 will not have a material impact on our results of operations, cash flows, or financial position.

3.	Selected balance sheet information

Inventory consists of the following at:

	December 31,	December 31,
(in thousands)	2022	2021
Raw material	$2,390	$1,593
Work-in-process	1,033	482
Finished goods	3,534	1,805
	$6,957	$3,880

Property and equipment, net consists of the following at:

	December 31,	December 31,
(in thousands)	2022	2021
Office furniture and equipment	$350	$271
Lab equipment	2,684	1,565
Computer equipment and software	618	556
Leasehold improvements	95	88
Capital equipment in process	231	813
	3,978	3,293
Less: Accumulated depreciation and amortization	2,280	1,868
	$1,698	$1,425

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.4 million and $0.2 million for the years ended December 31, 2022 and 2021, respectively.

Accrued expenses consist of the following at:

	December 31,	December 31,
(in thousands)	2022	2021
Clinical trial and other professional fees	$1,733	$1,607
Bonuses	2,303	2,028
Paid time off	960	699
Customer rebates	256	380
Operating lease liability, current portion	222	—
Taxes	120	351
Other	775	333
	$6,369	$5,398

4. Debt

Innovatus Loan Agreement

On October 31, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which the Company may borrow, subject to the Company’s achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, the Company borrowed the minimum amount of $7.5 million under the Loan Agreement. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $0.3 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The terms loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans mature on January 31, 2028 and require interest-only payments until November 1, 2027. The Term Loans are secured by substantially all of the personal property of the Company. The Company has the option to draw down (i) the remaining $7.5 million of the first tranche from the filing date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 until September 30, 2023, (ii) up to $30.0 million less the amount funded from the first tranche between September 1, 2023 and December 15, 2023 if the Company achieves trailing three months revenue of $5.75 million prior to June 30, 2023, and (iii) up to $20.0 million between September 1, 2024 and December 15, 2024 if the Company achieves trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding requiring that the Company achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on the Company’s capital stock, subject to limited exceptions. The Company was in compliance with these covenants as of December 31, 2022.

In connection with the Loan Agreement, the Company recorded $0.8 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

December 31,
(in thousands)	2022
2023	$—
2024	—
2025	—
2026	—
2027	5,000
2028	2,500
7,500
Less: Unamortized debt costs and discounts	(753)
Long-term debt	$6,747

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

The following table presents the lease balances within the consolidated balance sheets:

December 31,
(in thousands)	2022
Right-of-use assets:
Operating lease right-of-use asset	$334
Operating lease liabilities:
Accrued expenses	222
Operating lease liability, non-current portion	117
Total operating lease liabilities	$339

Maturities of our lease liability for our operating lease are as follows as of December 31, 2022:

December 31,
(in thousands)	2022
2023	234
2024	119
Total undiscounted lease payments	353
Less: imputed interest	(14)
Present value of lease liability	$339

As of December 31, 2022, the remaining lease term was 1.5 years, and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.4 million for the year ended December 31, 2022.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the minimum lease payments under all operating leases as of December 31, 2021 were as follows for the years ending:

(in thousands)
December 31, 2022	$227
December 31, 2023	234
December 31, 2024	138
$599

Prior to January 1, 2022, we recorded operating lease rent expense under ASC 840 on a straight-line basis over the period of the lease. Rent expense for the year ended December 31, 2021 was $0.4 million.

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

Upon the closing of the IPO, all shares of convertible preferred stock were automatically converted into common stock. Series G convertible preferred stock was converted into common stock on a 15.819-for-1 basis, and all other shares of convertible preferred stock were automatically converted into common stock on a 39.548-for-1 basis. The conversion of the outstanding preferred stock resulted in an aggregate of 11,929,584 shares of common stock. As of December 31, 2022 and 2021, no preferred stock was outstanding.

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

In connection with the IPO in 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,019,967 shares being reserved for issuance under the 2021 Plan as of January 1, 2022. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of December 31, 2022, there were 1,514,213 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through December 31, 2022, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2020	1,473,359	$2.77	$3,745
Granted	1,411,717	$13.31
Cancelled / Forfeited	(76,294)	$11.25
Exercised	(59,341)	$0.39
Balance as of December 31, 2021	2,749,441	$7.93	$16,262
Granted	1,486,805	$8.14
Cancelled / Forfeited	(328,902)	$7.96
Exercised	(150,509)	$1.22
Balance as of December 31, 2022	3,756,835	$8.28	$36,616
Options exercisable as of December 31, 2022	1,639,936	$6.22	$19,360

As of December 31, 2022, stock options outstanding included 8,796 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of December 31, 2022, the weighted average remaining contractual life was 7.8 years. For options exercisable as of December 31, 2022, the weighted average remaining contractual life was 6.6 years.

In connection with the IPO, the Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 203,993 shares being reserved for issuance under the ESPP as of January 1, 2022. The ESPP will permit certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was June 30, 2022. Accordingly, as of December 31, 2022, 113,890 shares of common stock have been purchased under the ESPP for $0.6 million of employee contributions. As of December 31, 2022, there were 368,273 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021
Weighted average fair value of options granted	$4.72	$5.64
Expected term (in years) — non-officer employees	5.3 to 6.1	2.7 to 6.1
Expected term (in years) — officer employees	3.2 to 6.1	3.0
Expected volatility	56.3% to 60.4%	56.1% to 63.4%
Expected dividend yield	—%	—%
Risk-free interest rate	1.75% to 4.18%	0.17% to 1.44%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the year ended December 31, 2022.

December 31,
2022
Weighted average fair value per ESPP purchase right	$1.95
Expected term (in years)	0.5
Expected volatility	51.3% to 62.9%
Expected dividend yield	—%
Risk-free interest rate	0.22% to 2.52%

There were no ESPP purchase rights for the year ended December 31, 2021.

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Stock options	$3,664	$1,912
Employee Stock Purchase Plan	223	—
Total stock-based compensation expense	3,887	1,912

Selling, general & administrative	$3,304	$1,468
Research & development	519	420
Cost of goods sold	64	24
	$3,887	$1,912

As of December 31, 2022, unrecognized compensation expense related to unvested stock-based compensation arrangements was $8.7 million. As of December 31, 2022, the related weighted average period over which the expense is expected to be recognized is approximately 2.5 years.

Early exercise of stock options

Under the 2001 Plan, the Company has issued options to certain executive officers with early-exercise provisions. The options may be exercised by the holder any time after they are granted. The Company has the right to repurchase, at the original option exercise price, shares issued pursuant to such early-exercise provisions, upon the termination of employment or death of the stockholder. This repurchase right expires based upon the original option vesting schedule. As of December 31, 2022 and 2021, there have been no early exercises and therefore there is no liability recorded for the early exercise of stock options.

8.	Income taxes

As of December 31, 2022 and 2021, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position.

The components of our provision for income taxes are as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Current
Federal and state	$—	$—
Foreign	109	91
Total provision for income taxes	$109	$91

The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows for the periods indicated:

	Year Ended December 31,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
Permanent differences	(2.1)	(9.0)
Research and development ("R&D") tax credit	0.8	0.9
Uncertain tax position	(0.3)	(0.2)
State, net of federal benefit	(0.5)	(0.7)
Deferred rate change	0.3	2.5
Change in valuation allowance	(19.5)	(14.7)
Total	(0.3)%	(0.2)%

Significant components of net deferred tax assets were as follows for the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$82,050	$74,716
R&D tax credits	9,072	8,711
Capitalized R&D expenses	8,412	8,577
Start-up costs	894	1,104
Non-qualified stock options	752	350
Property and equipment	144	91
Accrued vacation	212	151
Other	300	59
Total deferred tax assets	101,836	93,759
Valuation allowance	(101,836)	(93,759)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had federal and state net operating loss carryforwards (“NOLs”) of approximately $361.0 million and $6.2 million, respectively. The federal NOLs began expiring in 2021 and the state NOLs began expiring in 2020. As of December 31, 2022, the Company had federal and state tax credit carryforwards of approximately $9.3 million and $1.8 million, respectively. The federal tax credit carryforwards began expiring in 2021 and the state tax credits will begin expiring in 2028.

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

The changes to our gross unrecognized tax benefits were as follows of the periods indicated:

	Year Ended December 31,
(in thousands)	2022	2021
Gross unrecognized tax benefits at beginning of year	$1,939	$1,840
Gross increases:
Prior year tax positions	4	10
Current year tax positions	113	91
Gross decreases:
Prior year tax positions	(10)	(2)
Gross unrecognized tax benefits at end of year	$2,046	$1,939

All of these unrecognized tax benefits, if recognized, would impact the effective tax rate before taking consideration of the valuation allowance. The amount of unrecognized tax benefits subjected to the valuation allowance was $1.6 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. The Company recognized approximately $66,000 and $61,000 of interest or penalties for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, total accrued interest and penalties were $0.4 million and $0.3 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax positions as a component of income tax expense. The Company does not expect a significant change in the amount of unrecognized tax benefits in the next year.

The Company is subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Tax years from 2001 through present remain open for audit under the applicable statute of limitations due to the carryover of the unused NOLs and tax credit carryforwards. The Company does not have any tax audits or other proceedings pending.

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(41,428)	$(43,078)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,532,838	10,360,054
Net loss per share attributable to common stockholders — basic and diluted	$(2.02)	$(4.16)

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

	Year Ended December 31,
	2022	2021
Options to purchase common stock	3,756,835	2,749,441
Warrants to purchase common stock	716,131	716,131
	4,472,966	3,465,572

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of December 31, 2022 or December 31, 2021.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated:

	Year ended
	December 31,
(in thousands)	2022	2021
U.S.	$18,021	$9,147
Germany	3,477	3,250
Other countries	971	639
	$22,469	$13,036

As of December 31, 2022 and 2021, long-lived assets were located primarily in the U.S.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management assessed our internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. We reviewed the results of management’s assessment with the audit committee of our board of directors.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 248)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2022 and 2021

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the years ended December 31, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021

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

4.15	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

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

10.13#	Form of Non-Plan Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.14	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

10.15#	Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.16

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.17*

Loan and Security Agreement, dated as of October 31, 2022, among the Company, Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2022)

10.18

Equity Distribution Agreement, dated as of November 4, 2022, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on November 4, 2022)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
#	Indicates management contract or compensatory plan.

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

Date: February 10, 2023

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 10, 2023

Signature	Title	Date

/s/ Nadim Yared	President and Chief Executive Officer (Principal Executive Officer)	February 10, 2023
Nadim Yared

/s/ Jared Oasheim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2023
Jared Oasheim

/s/ Ali Behbahani	Director	February 10, 2023
Ali Behbahani

/s/ Kevin Hykes	Director	February 10, 2023
Kevin Hykes

/s/ John Nehra	Director	February 10, 2023
John Nehra

/s/ Joseph Slattery	Director	February 10, 2023
Joseph Slattery

/s/ Mudit Jain	Director	February 10, 2023
Mudit Jain

/s/ Kirk Nielsen	Director	February 10, 2023
Kirk Nielsen

/s/ Martha Shadan	Director	February 10, 2023
Martha Shadan