Form 10-Q
period 2023-03-31
CVRx, Inc.
filed 2023-05-11
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 4, 2023, there were 20,711,068 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2023

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, the impact of the global COVID-19 pandemic on our business, financial results and financial position, clinical trial results, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations.

In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which are summarized below, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (three of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations;

●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must demonstrate to physicians and patients the merits of Barostim;
●	if third-party payors do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and efficacy of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$103,276	$106,194
Accounts receivable, net of allowances of $641 and $679, respectively	6,434	5,504
Inventory	8,241	6,957
Prepaid expenses and other current assets	2,631	4,223
Total current assets	120,582	122,878
Property and equipment, net	1,805	1,698
Operating lease right-of-use asset	277	334
Other non-current assets	27	27
Total assets	$122,691	$124,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,996	$1,719
Accrued expenses	5,961	6,369
Total current liabilities	7,957	8,088
Long-term debt	14,218	6,747
Operating lease liability, non-current portion	59	117
Other long-term liabilities	815	805
Total liabilities	23,049	15,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of March 31, 2023 and December 31, 2022; 20,708,940 and 20,633,736 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	207	207
Additional paid-in capital	547,195	545,362
Accumulated deficit	(447,556)	(436,182)
Accumulated other comprehensive loss	(204)	(207)
Total stockholders’ equity	99,642	109,180
Total liabilities and stockholders’ equity	$122,691	$124,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Revenue	$7,979	$4,076
Cost of goods sold	1,328	949
Gross profit	6,651	3,127
Operating expenses:
Research and development	3,416	2,258
Selling, general and administrative	15,397	10,777
Total operating expenses	18,813	13,035
Loss from operations	(12,162)	(9,908)
Interest expense	(240)	—
Other income (expense), net	1,062	(57)
Loss before income taxes	(11,340)	(9,965)
Provision for income taxes	(34)	(26)
Net loss	(11,374)	(9,991)
Cumulative translation adjustment	3	(6)
Comprehensive loss	$(11,371)	$(9,997)
Net loss per share, basic and diluted	$(0.55)	$(0.49)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,693,224	20,453,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	45,204	—	128	—	—	128
Employee stock compensation	—	—	1,705	—	—	1,705
Net loss for the three months ended March 31, 2023	—	—	—	(11,374)	—	(11,374)
Cumulative translation adjustment	—	—	—	—	3	3
Balances as of March 31, 2023	20,708,940	$207	$547,195	$(447,556)	$(204)	$99,642

Balances as of December 31, 2021	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	87,634	1	47	—	—	48
Employee stock compensation	—	—	793	—	—	793
Net loss for the three months ended March 31, 2022	—	—	—	(9,991)	—	(9,991)
Cumulative translation adjustment	—	—	—	—	(6)	(6)
Balances as of March 31, 2022	20,486,971	$205	$541,547	$(404,745)	$(204)	$136,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(11,374)	$(9,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,705	793
Depreciation of property and equipment	129	62
Loss on disposal of equipment	4	—
Amortization of deferred financing costs and loan discount	31	—
Changes in operating assets and liabilities:
Accounts receivable	(930)	(1,113)
Inventory	(1,284)	(1,381)
Prepaid expenses and other current assets	1,591	485
Accounts payable	277	1,097
Accrued expenses	(398)	(596)
Net cash used in operating activities	(10,249)	(10,644)
Cash flows from investing activities:
Purchase of property and equipment	(240)	(293)
Net cash used in investing activities	(240)	(293)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	128	48
Proceeds from debt financing	7,500	—
Debt financing costs	(60)	—
Net cash provided by financing activities	7,568	48
Effect of currency exchange on cash and cash equivalents	3	(6)
Net change in cash and cash equivalents	(2,918)	(10,895)
Cash and cash equivalents at beginning of period	106,194	142,072
Cash and cash equivalents at end of period	$103,276	$131,177
Supplemental Information:
Cash paid for interest	$188	$—

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of March 31, 2023 and December 31, 2022, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of March 31, 2023 and December 31, 2022, our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

Recent accounting pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses ("ASU 2016-13"), to require the measurement of expected credit losses for financial instruments held at the reporting date to be based on historical experience, current conditions, and reasonable forecasts. ASU 2016-13 became effective for us for interim and annual periods beginning January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on our results of operations, cash flows, or financial position.

3.	Selected balance sheet information

Inventory consists of the following at:

	March 31,	December 31,
(in thousands)	2023	2022
Raw material	$3,037	$2,390
Work-in-process	519	1,033
Finished goods	4,685	3,534
	$8,241	$6,957

Property and equipment, net consists of the following at:

	March 31,	December 31,
(in thousands)	2023	2022
Office furniture and equipment	$350	$350
Lab equipment	2,685	2,684
Computer equipment and software	640	618
Leasehold improvements	95	95
Capital equipment in process	430	231
	4,200	3,978
Less: Accumulated depreciation and amortization	2,395	2,280
	$1,805	$1,698

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $129,000 and $62,000 for the three months ended March 31, 2023 and 2022, respectively.

Accrued expenses consist of the following at:

	March 31,	December 31,
(in thousands)	2023	2022
Bonuses	$1,813	$2,303
Clinical trial and other professional fees	1,384	1,733
Paid time off	1,112	960
Customer rebates	334	256
Operating lease liability, current portion	227	222
Taxes	114	120
Other	977	775
	$5,961	$6,369

4. Debt

Innovatus Loan Agreement

On October 31, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which the Company may borrow, subject to the Company’s achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, the Company borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, the Company borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023 and $3.5 million received on March 15, 2023. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $0.7 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The terms loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of the personal property of the Company. The Company has the option to draw down (i) up to $30.0 million less the amount funded from the first tranche between September 1, 2023 and December 15, 2023 if the Company achieves trailing three months revenue of $5.75 million prior to June 30, 2023, and (ii) up to $20.0 million between September 1, 2024 and December 15, 2024 if the Company achieves trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding requiring that the Company achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on the Company’s capital stock, subject to limited exceptions. The Company was in compliance with these covenants as of March 31, 2023.

In connection with the Loan Agreement, the Company recorded $0.8 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

March 31,
(in thousands)	2023
2023	$—
2024	—
2025	—
2026	—
2027	10,000
2028	5,000
15,000
Less: Unamortized debt costs and discounts	(782)
Long-term debt	$14,218

5. Leases

We lease 23,890 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and expires July 31, 2024. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of five years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2023	2022
Right-of-use assets:
Operating lease right-of-use asset	$277	$334
Operating lease liabilities:
Accrued expenses	227	222
Operating lease liability, non-current portion	59	117
Total operating lease liabilities	$286	$339

Maturities of our lease liability for our operating lease are as follows as of March 31, 2023:

March 31,
(in thousands)	2023
2023	177
2024	119
Total undiscounted lease payments	296
Less: imputed interest	(10)
Present value of lease liability	$286

As of March 31, 2023, the remaining lease term was 1.3 years and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

6.	Stockholders’ equity

Common Stock Warrants

In connection with the initial public offering (the “IPO”), the warrants to purchase shares of convertible preferred stock automatically converted into warrants to purchase common stock, resulting in the reclassification of the related convertible preferred stock warrant liability to additional paid-in capital. Upon the closing of the IPO, these warrants to purchase convertible preferred stock became exercisable for 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share.

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

In 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,033,186 shares being reserved for issuance under the 2021 Plan as of January 1, 2023. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of March 31, 2023, there were 1,832,425 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through the IPO, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2022	3,756,835	$8.28	$36,616
Granted	847,479	13.92
Cancelled / Forfeited	(132,505)	7.55
Exercised	(45,204)	2.83
Balance as of March 31, 2023	4,426,605	$9.44	$10,105
Options exercisable as of March 31, 2023	1,877,891	$6.74	$7,846

As of March 31, 2023, stock options outstanding included 8,796 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of March 31, 2023, the weighted average remaining contractual life was 7.9 years. For options exercisable as of March 31, 2023, the weighted average remaining contractual life was 6.5 years.

The Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 206,637 shares being reserved for issuance under the ESPP as of January 1, 2023. The ESPP permits certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was June 30, 2022. As of March 31, 2023, there were 574,910 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
Weighted average fair value of options granted	$10.72	$4.77
Expected term (in years) — non-officer employees	6.1	6.1
Expected term (in years) — officer employees	2.5 to 6.1	6.1
Expected volatility	77.6% to 79.2%	56.3% to 56.8%
Expected dividend yield	—%	—%
Risk-free interest rate	3.40% to 4.18%	1.75% to 2.40%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2023 and 2022:

	March 31,
	2023	2022
Weighted average fair value per ESPP purchase right	$—	$—
Expected term (in years)	0.5	0.5
Expected volatility	84.6%	51.3%
Expected dividend yield	—%	—%
Risk-free interest rate	4.77%	0.22%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2023	2022
Stock options	$1,584	$793
Employee Stock Purchase Plan	121	—
Total stock-based compensation expense	$1,705	$793

Selling, general & administrative	$1,180	$674
Research & development	508	102
Cost of goods sold	17	17
	$1,705	$793

As of March 31, 2023, unrecognized compensation expense related to unvested stock-based compensation arrangements was $15.1 million. As of March 31, 2023, the related weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

8.	Income taxes

As of March 31, 2023 and December 31, 2022, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended March 31, 2023 and 2022 was $34,000 and $26,000, respectively.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(11,374)	$(9,991)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,693,224	20,453,341
Net loss per share attributable to common stockholders — basic and diluted	$(0.55)	$(0.49)

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

	Three months ended
	March 31,
	2023	2022
Options to purchase common stock	4,426,605	3,290,959
Warrants to purchase common stock	716,131	716,131
	5,142,736	4,007,090

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of March 31, 2023 or December 31, 2022.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2023	2022
U.S.	$6,942	$3,058
Germany	891	803
Other countries	146	215
	$7,979	$4,076

As of March 31, 2023 and December 31, 2022, long-lived assets were located primarily in the U.S.

13. Subsequent events

On April 21, 2023, we extended our operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months, commencing August 1, 2024 through August 31, 2028. This amendment to our operating lease agreement includes an option to renew for one additional period of three years. The amendment also requires the landlord to provide us with a cash allowance not to exceed $50,000 for the construction of standard tenant improvements to be mutually agreed upon.

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

Our sales and marketing efforts are directed at electrophysiologists, HF specialists, interventional and general cardiologists and vascular surgeons because they are the primary users of our technology. However, we consider hospitals, where the procedures are performed primarily in an outpatient setting, to be our customers, as they are the purchasing entities of Barostim in the U.S. We intend to continue making significant investments building our U.S. commercial infrastructure by expanding and training our U.S. sales force. We have dedicated significant resources to educate physicians who treat HFrEF about the advantages of Barostim and train them on the implant procedure.

The costs for the device and implantation procedure are reimbursed through various third-party payors, such as government agencies and commercial payors. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services while simultaneously developing processes to engage commercial payors. All Medicare Administrative Contractors have retired automatic coverage denial policies for our Current Procedural Terminology codes, thereby allowing hospitals to be paid for the Barostim procedure. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the European Economic Area (“EEA”), such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

We used a portion of the IPO proceeds to continue funding the expansion of our direct sales force and commercial organization related to Barostim in the U.S. We continued investing in research and development in the near term to improve clinical outcomes, optimize patient adoption and comfort, increase patient access and enhance the physician and patient experience. Longer term, we plan to explore Barostim’s potential to expand its indications for use to other cardiovascular diseases. On October 31, 2022, we entered into a loan and security agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans described in Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023 and $3.5 million received on March 15, 2023. Following this draw, we have $15.0 million in outstanding term loans under the Loan Agreement. The Loan Agreement provides for up to two additional tranches of loans totaling up to an additional $35.0 million, based on timing, the achievement of certain trailing three months revenue targets and other conditions set forth in the Loan Agreement. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

In February 2023, we were unblinded to the morbidity and mortality data from the BeAT-HF pivotal trial. The totality of the evidence from the trial shows long-term benefits for patients with heart failure. While the trial did not reach statistical significance on the primary endpoint, it did contain additional clinically meaningful prespecified analyses favoring Barostim. Accordingly, we anticipate making a regulatory submission to the FDA for expanded labeling. If successful, this label expansion could expand our addressable patient population.

The COVID-19 pandemic has negatively impacted our business, financial condition and results of operations by decreasing and delaying procedures performed to implant Barostim. Beginning in March 2020, our revenue was negatively impacted by COVID-19 as healthcare facilities and clinics began restricting in-person access to their clinicians, reducing patient consultations and treatments or temporarily closing their facilities. While the impact of the pandemic has lessened in 2023, the extent to which the pandemic may impact our business, financial condition and results of operations remains uncertain, especially in the event of any resurgence or variants that may affect public health and the economy.

Factors affecting our performance

We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:

●	Growing and supporting our U.S. commercial organization;

●	Seeking expanded labeling for Barostim and promoting awareness among physicians, hospitals and patients to accelerate adoption of Barostim;
●	Raising awareness among payors to build upon reimbursement for Barostim;
●	Investing in research and development to foster innovation and further simplify the Barostim procedure; and
●	Leveraging our manufacturing capacity to further improve our gross margins.

Components of results of operations

Revenue

Our U.S. sales have increased since the pre-market approval of Barostim by the FDA in August 2019, and the subsequent reimbursement changes in 2020. We expect to continue to drive increases in revenue through our efforts to increase awareness of Barostim among physicians, patients and payors and by the expansion of our U.S. sales force, as well as by seeking expanded labeling for Barostim. As a result, we expect that U.S. sales will continue to account for the majority of our revenue going forward.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

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

Interest expense

Interest expense consists of interest on our debt and amortization of associated financing costs.

Other income (expense), net

Other income, net consists primarily of interest income on our interest-bearing account. Other expense, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for income taxes

Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits and other tax credits.

Results of operations

Consolidated results of operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2023	2022	$	%
Revenue	$7,979	$4,076	$3,903	96%
Cost of goods sold	1,328	949	379	40%
Gross profit	6,651	3,127	3,524	113%
Gross margin	83%	77%
Operating expenses:
Research and development	3,416	2,258	1,158	51%
Selling, general and administrative	15,397	10,777	4,620	43%
Total operating expenses	18,813	13,035	5,778	44%
Loss from operations	(12,162)	(9,908)	(2,254)	23%
Interest expense	(240)	—	(240)	NM
Other income (expense), net	1,062	(57)	1,119	NM
Loss before income taxes	(11,340)	(9,965)	(1,375)	14%
Provision for income taxes	(34)	(26)	(8)	31%
Net loss	$(11,374)	$(9,991)	$(1,383)	14%

NM – Not meaningful

The following table provides revenue by geography:

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2023	2022	$	%
United States	$6,942	$3,058	$3,884	127%
Europe	1,037	1,018	19	2%
Total Revenue	$7,979	$4,076	$3,903	96%

Revenue was $8.0 million for the three months ended March 31, 2023, an increase of $3.9 million, or 96%, over the three months ended March 31, 2022.

Revenue generated in the U.S. was $6.9 million for the three months ended March 31, 2023, an increase of $3.9 million, or 127%, over the three months ended March 31, 2022. Total HF revenue units in the U.S. totaled 225 and 99 for the three months ended March 31, 2023 and 2022, respectively.

HF revenue in the U.S. totaled $6.8 million for the three months ended March 31, 2023, an increase of $3.9 million, or 132%, over the three months ended March 31, 2022. The increase was primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of March 31, 2023, we had a total of 122 active implanting centers as compared to 56 as of March 31, 2022. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of March 31, 2023, the Company had a total of 29 sales territories as compared to 17 as of March 31, 2022.

Revenue generated in Europe was $1.0 million for the three months ended March 31, 2023, an increase of $19,000, or 2%, over the three months ended March 31, 2022. Total revenue units in Europe were 52 for the three months ended March 31, 2023 as compared to 50 in the prior year period. As of March 31, 2023, we had a total of six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.4 million, or 40%, to $1.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily due to higher sales of Barostim.

Gross profit was $6.7 million for the three months ended March 31, 2023, an increase of $3.5 million, or 113%, over the three months ended March 31, 2022. Gross margin increased to 83% for the three months ended March 31, 2023, compared to 77% for the three months ended March 31, 2022. Gross margin for the three months ended March 31, 2023 improved due primarily to a decrease in the cost per unit driven by an increase in the production volume.

Research and development expenses

R&D expenses increased $1.2 million, or 51%, to $3.4 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This change was primarily driven by a $0.5 million increase in compensation expenses, mainly as a result of increased headcount, a $0.4 million increase in non-cash stock-based compensation expense and a $0.4 million increase in consulting fees.

Selling, general and administrative expenses

SG&A expenses increased $4.6 million, or 43%, to $15.4 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This change was primarily driven by a $2.6 million increase in compensation expenses, mainly as a result of increased headcount, a $0.8 million increase in travel expenses, a $0.6 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S. and a $0.5 million increase in non-cash stock-based compensation expense.

Interest expense

Interest expense increased $0.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was driven by the interest expense on the Loan Agreement.

Other income (expense), net

Other income, net was $1.1 million for the three months ended March 31, 2023, compared to other expense, net of $0.1 million for the three months ended March 31, 2022. The income in the first quarter of 2023 was primarily driven by interest income on our interest-bearing account.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended March 31, 2023, and March 31, 2022.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $103.3 million and $106.2 million, respectively. For the three months ended March 31, 2023 and 2022, our net losses were $11.4 million and $10.0 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2023 and 2022 was $10.2 million and $10.6 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans described in Note 4 to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023 and $3.5 million received on March 15, 2023. Following this draw, we have $15.0 million in outstanding term loans under the Loan Agreement. The Loan Agreement provides for up to two additional tranches of loans totaling up to an additional $35.0 million, based on timing, the achievement of certain trailing three months revenue targets and other conditions set forth in the Loan Agreement.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. As of March 31, 2023, no shares have been sold.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods indicated below:

	Three months ended
	March 31
	(unaudited)
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(10,249)	$(10,644)
Investing activities	(240)	(293)
Financing activities	7,568	48
Effect of exchange rate changes on cash and cash equivalents	3	(6)
Net change in cash and cash equivalents	$(2,918)	$(10,895)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2023, was $10.2 million and consisted primarily of a net loss of $11.4 million and a decrease in net operating assets of $0.7 million, partially offset by a non-cash charge of $1.7 million related to stock-based compensation expense. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

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

Cash used in investing activities:

Cash used in investing activities was $0.2 million and $0.3 million for each of the three months ended March 31, 2023 and 2022, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the three months ended March 31, 2023, was $7.6 million and consisted of $7.5 million related to the proceeds under the Loan Agreement and $0.1 million related to proceeds from the exercise of common stock options, partially offset by $0.1 million related to debt financing costs.

Net cash provided by financing activities was nominal for the three months ended March 31, 2022, and was entirely attributed to the proceeds from the exercise of common stock options.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of March 31, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and debt issued under the Loan Agreement, which are carried at quoted market prices and the prime rate, respectively. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

Credit risk

As of March 31, 2023 and December 31, 2022, our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits. We believe these institutions have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize our products for these indications.

We will likely need to conduct additional clinical studies in the future to support approval for new indications. For example, in February of 2023, we were unblinded to the morbidity and mortality data from the BeAT-HF pivotal trial that began in 2016. While the trial did not reach statistical significance on the primary endpoint, it did contain additional clinically meaningful prespecified analyses favoring Barostim. Accordingly, we anticipate making a regulatory submission to the FDA for expanded labeling; however, the timing and scope of any such expansion is currently uncertain.

More generally, clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, institutional review boards (“IRBs”), ethics committees, European Union (“EU”) competent authorities or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•	patients or investigators do not comply with study protocols;
•	patients do not return for post-treatment follow-up at the expected rate;
•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products, such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;
•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•	difficulties or delays associated with establishing additional clinical sites;
•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or perform in a manner inconsistent with the investigator agreement, clinical study protocol, good clinical practices, other FDA, IRB or ethics committee requirements and EEA member state or other foreign regulations governing clinical trials;
•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;
•	changes in federal, state, or foreign governmental statutes, regulations or policies;
•	interim results are inconclusive or unfavorable as to immediate and long-term safety or efficacy;
•	the study design is inadequate to demonstrate safety and efficacy; or

•	the statistical endpoints are not met.

Clinical trials can fail at any stage. Our clinical studies may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. The impacts of the COVID-19 pandemic, which may have affected certain participants in the post-market pivotal trial, are unknown, but they may exacerbate certain risks described above. In addition, if the FDA determines for any reason, including safety or their risk-benefit analysis, that the results of a trial are negative, the FDA may decide to modify or revoke our existing approval or such data may impact the adoption of Barostim. Moreover, a negative perception of clinical results for one indication for use could impact the use of Barostim for other FDA approved and clinically supported indications for use.

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

In the EEA, Barostim was required to comply with the Essential Requirements laid down in Annex I to the EU Active Implantable Medical Devices Directive. Compliance with these requirements was a prerequisite to affixing the CE mark to Barostim. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to Barostim, we underwent a conformity assessment procedure, which varied according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer could issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure required the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit the Quality Management System and examine the Technical File for the manufacture, design and final inspection of our devices. The Notified Body would issue a CE Certificate of Conformity following successful completion of this conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate would entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

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

In order to continue to sell Barostim in Europe, we must comply with the Medical Devices Regulation (Regulation (EU) 2017/745 — “MDR”) and its evolving transition requirements. We have submitted our application for Barostim to comply with the general safety and performance requirements of the EU MDR (which are similar to the Essential Requirements of the Active Implantable Medical Device Directive (“AIMDD”)), and it is currently under review. Additionally, the EU did approve an amendment to the MDR which allows qualifying AIMDD CE certificates to be accepted through December of 2027. We have already met the qualifications identified within this amendment to allow continued distribution of Barostim through this time. Failing to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body (the National Standards Authority of Ireland, or NSAI), which could impair our ability to market products in the EEA in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

10.1†	Fifth Amendment to Lease, dated April 21, 2023, by and between the Company and TCI TT, LLC

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: May 11, 2023

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)