Form 10-Q
period 2023-06-30
CVRx, Inc.
filed 2023-08-03
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 27, 2023, there were 20,756,651 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2023

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management, and directors (three of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations;

●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must demonstrate to physicians and patients the merits of Barostim;
●	if third-party payors do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide, including the outbreak of the novel strain of coronavirus disease, COVID-19, could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and efficacy of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$90,815	$106,194
Accounts receivable, net of allowances of $602 and $679, respectively	6,726	5,504
Inventory	10,928	6,957
Prepaid expenses and other current assets	3,543	4,223
Total current assets	112,012	122,878
Property and equipment, net	1,821	1,698
Operating lease right-of-use asset	1,113	334
Other non-current assets	27	27
Total assets	$114,973	$124,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,933	$1,719
Accrued expenses	5,992	6,369
Total current liabilities	8,925	8,088
Long-term debt	14,253	6,747
Operating lease liability, non-current portion	946	117
Other long-term liabilities	885	805
Total liabilities	25,009	15,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of June 30, 2023 and December 31, 2022; 20,750,910 and 20,663,736 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	208	207
Additional paid-in capital	549,150	545,362
Accumulated deficit	(459,207)	(436,182)
Accumulated other comprehensive loss	(187)	(207)
Total stockholders’ equity	89,964	109,180
Total liabilities and stockholders’ equity	$114,973	$124,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue	$9,500	$5,031	$17,479	$9,107
Cost of goods sold	1,517	1,201	2,845	2,150
Gross profit	7,983	3,830	14,634	6,957
Operating expenses:
Research and development	3,280	2,355	6,696	4,613
Selling, general and administrative	16,455	12,489	31,852	23,266
Total operating expenses	19,735	14,844	38,548	27,879
Loss from operations	(11,752)	(11,014)	(23,914)	(20,922)
Interest expense	(481)	—	(721)	—
Other income (expense), net	616	(34)	1,678	(91)
Loss before income taxes	(11,617)	(11,048)	(22,957)	(21,013)
Provision for income taxes	(34)	(23)	(68)	(49)
Net loss	(11,651)	(11,071)	(23,025)	(21,062)
Cumulative translation adjustment	17	(7)	20	(13)
Comprehensive loss	$(11,634)	$(11,078)	$(23,005)	$(21,075)
Net loss per share, basic and diluted	$(0.56)	$(0.54)	$(1.11)	$(1.03)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,711,850	20,505,228	20,702,589	20,479,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2023	20,708,940	$207	$547,195	$(447,556)	$(204)	$99,642
Exercise of stock options	7,549	1	27	—	—	28
Proceeds from Employee Stock Purchase Plan	34,421	—	452	—	—	452
Employee stock compensation	—	—	1,476	—	—	1,476
Net loss for the three months ended June 30, 2023	—	—	—	(11,651)	—	(11,651)
Cumulative translation adjustment	—	—	—	—	17	17
Balances as of June 30, 2023	20,750,910	$208	$549,150	$(459,207)	$(187)	$89,964

Balances as of March 31, 2022	20,486,971	$205	$541,547	$(404,745)	$(204)	$136,803
Exercise of stock options	31,497	—	26	—	—	26
Proceeds from Employee Stock Purchase Plan	57,681	1	294	—	—	295
Employee stock compensation	—	—	1,100	—	—	1,100
Net loss for the three months ended June 30, 2022	—	—	—	(11,071)	—	(11,071)
Cumulative translation adjustment	—	—	—	—	(7)	(7)
Balances as of June 30, 2022	20,576,149	$206	$542,967	$(415,816)	$(211)	$127,146

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	52,753	1	155	—	—	156
Proceeds from Employee Stock Purchase Plan	34,421	—	452	—	—	452
Employee stock compensation	—	—	3,181	—	—	3,181
Net loss for the six months ended June 30, 2023	—	—	—	(23,025)	—	(23,025)
Cumulative translation adjustment	—	—	—	—	20	20
Balances as of June 30, 2023	20,750,910	$208	$549,150	$(459,207)	$(187)	$89,964

Balances as of December 31, 2021	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	119,131	1	73	—	—	74
Proceeds from Employee Stock Purchase Plan	57,681	1	294	—	—	295
Employee stock compensation	—	—	1,893	—	—	1,893
Net loss for the six months ended June 30, 2022	—	—	—	(21,062)	—	(21,062)
Cumulative translation adjustment	—	—	—	—	(13)	(13)
Balances as of June 30, 2022	20,576,149	$206	$542,967	$(415,816)	$(211)	$127,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(23,025)	$(21,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,181	1,893
Depreciation of property and equipment	256	157
Loss on disposal of equipment	4	—
Amortization of deferred financing costs and loan discount	73	—
Changes in operating assets and liabilities:
Accounts receivable	(1,222)	(1,041)
Inventory	(3,971)	(1,954)
Prepaid expenses and other current assets	689	1,421
Accounts payable	1,214	98
Accrued expenses	(256)	(252)
Net cash used in operating activities	(23,057)	(20,740)
Cash flows from investing activities:
Purchase of property and equipment	(383)	(342)
Net cash used in investing activities	(383)	(342)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	156	74
Proceeds from Employee Stock Purchase Plan	452	295
Proceeds from debt financing	7,500	—
Debt financing costs	(67)	—
Net cash provided by financing activities	8,041	369
Effect of currency exchange on cash and cash equivalents	20	(13)
Net change in cash and cash equivalents	(15,379)	(20,726)
Cash and cash equivalents at beginning of period	106,194	142,072
Cash and cash equivalents at end of period	$90,815	$121,346
Supplemental Information:
Cash paid for interest	$563	$—
Cash paid for income taxes	$4	$1

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

2.	Summary of significant accounting policies

Statement presentation and basis of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) applicable to interim financial statements. In the Company’s opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary for a fair presentation of the Company’s statements of financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole or any other future period.

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of June 30, 2023 and December 31, 2022, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of June 30, 2023 and December 31, 2022, our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

3.	Selected balance sheet information

Inventory consists of the following at:

	June 30,	December 31,
(in thousands)	2023	2022
Raw material	$4,420	$2,390
Work-in-process	2,333	1,033
Finished goods	4,175	3,534
	$10,928	$6,957

Property and equipment, net consists of the following at:

	June 30,	December 31,
(in thousands)	2023	2022
Office furniture and equipment	$402	$350
Lab equipment	2,684	2,684
Computer equipment and software	687	618
Leasehold improvements	95	95
Capital equipment in process	475	231
	4,343	3,978
Less: Accumulated depreciation and amortization	2,522	2,280
	$1,821	$1,698

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $127,000 and $95,000 for the three months ended June 30, 2023 and 2022, respectively, and $256,000 and $157,000 for the six months ended June 30, 2023 and 2022, respectively.

Accrued expenses consist of the following at:

	June 30,	December 31,
(in thousands)	2023	2022
Bonuses	$2,033	$2,303
Paid time off	1,234	960
Clinical trial and other professional fees	1,086	1,733
Customer rebates	282	256
Operating lease liability, current portion	185	222
Taxes	83	120
Other	1,089	775
	$5,992	$6,369

4. Debt

Innovatus Loan Agreement

On October 31, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which the Company may borrow, subject to the Company’s achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, the Company borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, the Company borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023 and $3.5 million received on March 15, 2023. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $0.7 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of the personal property of the Company. The Company has the option to draw down (i) up to $30.0 million less the amount funded from the first tranche between September 1, 2023 and December 15, 2023 if the Company achieves trailing three months revenue of $5.75 million prior to June 30, 2023 (which was achieved), and (ii) up to $20.0 million between September 1, 2024 and December 15, 2024 if the Company achieves trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding requiring that the Company achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on the Company’s capital stock, subject to limited exceptions. The Company was in compliance with these covenants as of June 30, 2023.

In connection with the Loan Agreement, the Company recorded $0.8 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

June 30,
(in thousands)	2023
2023	$—
2024	—
2025	—
2026	—
2027	10,000
2028	5,000
15,000
Less: Unamortized debt costs and discounts	(747)
Long-term debt	$14,253

5. Leases

We lease 23,890 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and was scheduled to expire August 31, 2024. On April 21, 2023, we extended our operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months through August 31, 2028. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2023	2022
Right-of-use assets:
Operating lease right-of-use asset	$1,113	$334
Operating lease liabilities:
Accrued expenses	185	222
Operating lease liability, non-current portion	946	117
Total operating lease liabilities	$1,131	$339

Maturities of our lease liability for our operating lease are as follows as of June 30, 2023:

June 30,
(in thousands)	2023
2023, remainder	$119
2024	223
2025	255
2026	262
2027	270
2028	161
Total undiscounted lease payments	1,290
Less: imputed interest	(159)
Present value of lease liability	$1,131

As of June 30, 2023, the remaining lease term was 5.2 years and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

6.	Stockholders’ equity

Common Stock Warrants

The Company has common stock warrants exercisable for 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share.

7.	Stock-based compensation

Summary of plans and activity

In June 2001, the Company’s Board of Directors and stockholders established the 2001 Stock Incentive Award Plan (“2001 Plan”). Under the 2001 Plan, as amended, 2,674,749 shares of common stock had been reserved for the issuance of incentive stock options granted to employees, non-employee directors, consultants, or independent contractors. Options granted under the 2001 Plan have vesting terms that range from the date of grant to four years and expire within a maximum term of 10 years from the grant date.

In 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,033,186 shares being reserved for issuance under the 2021 Plan as of January 1, 2023. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of June 30, 2023, there were 1,741,895 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of the Company’s common stock on the date of grant.

During the years 2008 through the initial public offering (the “IPO”), the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as the Company’s standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2022	3,756,835	$8.28	$36,616
Granted	993,401	13.73
Cancelled / Forfeited	(187,897)	9.27
Exercised	(52,753)	2.95
Balance as of June 30, 2023	4,509,586	$9.50	$28,416
Options exercisable as of June 30, 2023	2,165,087	$6.81	$19,577

As of June 30, 2023, stock options outstanding included 8,796 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of June 30, 2023, the weighted average remaining contractual life was 7.7 years. For options exercisable as of June 30, 2023, the weighted average remaining contractual life was 6.4 years.

The Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 206,637 shares being reserved for issuance under the ESPP as of January 1, 2023. The ESPP permits certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of

(i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was June 30, 2022. For the six months ended June 30, 2023, 34,421 shares of common stock were purchased under the ESPP for $0.5 million of employee contributions. As of June 30, 2023, there were 540,489 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2023 and 2022:

June 30,
	2023	2022
Weighted average fair value of options granted	$10.42	$4.41
Expected term (in years) — non-officer employees	5.5 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	2.5 to 6.1	3.2 to 6.1
Expected volatility	77.2% to 79.2%	56.3% to 58.6%
Expected dividend yield	—%	—%
Risk-free interest rate	3.40% to 4.18%	1.75% to 3.07%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2023 and 2022:

	June 30,
	2023	2022
Weighted average fair value per ESPP purchase right	$5.71	$1.76
Expected term (in years)	0.5	0.5
Expected volatility	84.6%	51.3%
Expected dividend yield	—%	—%
Risk-free interest rate	4.77%	0.22%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended		Six months ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Stock options	$1,401	$998	$2,984	$1,791
Employee Stock Purchase Plan	75	102	197	102
Total stock-based compensation expense	$1,476	$1,100	$3,181	$1,893

Selling, general & administrative	$1,258	$943	$2,438	$1,617
Research & development	198	133	705	235
Cost of goods sold	20	24	38	41
	$1,476	$1,100	$3,181	$1,893

As of June 30, 2023, unrecognized compensation expense related to unvested stock-based compensation arrangements was $14.8 million. As of June 30, 2023, the related weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

8.	Income taxes

As of June 30, 2023 and December 31, 2022, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended June 30, 2023 and 2022 was $34,000 and $23,000, respectively. Provision for income taxes for the six months ended June 30, 2023 and 2022 was $68,000 and $49,000, respectively.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(11,651)	$(11,071)	$(23,025)	$(21,062)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,711,850	20,505,228	20,702,589	20,479,427
Net loss per share attributable to common stockholders — basic and diluted	$(0.56)	$(0.54)	$(1.11)	$(1.03)

The Company’s potentially dilutive securities, which include stock options and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders, as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six months ended
	June 30,
	2023	2022
Options to purchase common stock	4,509,586	3,452,080
Warrants to purchase common stock	716,131	716,131
	5,225,717	4,168,211

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of June 30, 2023 or December 31, 2022.

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

12.	Segment, geographic information, and revenue disaggregation

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S.	$8,297	$3,938	$15,239	$6,996
Germany	1,126	1,008	2,017	1,811
Other countries	77	85	223	300
	$9,500	$5,031	$17,479	$9,107

As of June 30, 2023 and December 31, 2022, long-lived assets were located primarily in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HF with reduced Ejection Fraction (“HFrEF”) and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides Baroreflex Activation Therapy by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently approved by the U.S. Food and Drug Administration (“FDA”) to improve the symptoms of patients with HFrEF and is CE Marked for HFrEF and resistant hypertension.

Since our inception, our activities have consisted primarily of developing Barostim Therapy, conducting our BeAT-HF pre-market and post-market pivotal studies in the U.S., and filing for regulatory approvals. Our ability to generate significant revenue from product sales and become profitable will depend on our ability to continue to successfully commercialize Barostim and any product enhancements we may advance in the future. We expect to derive future revenue by continuing to both expand our own dedicated salesforce and increase awareness of Barostim among payors, physicians, and patients.

Our sales and marketing efforts are directed at electrophysiologists, HF specialists, interventional and general cardiologists, and vascular surgeons because they are the primary users of our technology. However, we consider hospitals, where the procedures are performed primarily in an outpatient setting, to be our customers, as they are the purchasing entities of Barostim in the U.S. We intend to continue making significant investments building our U.S. commercial infrastructure by expanding and training our U.S. sales force. We have dedicated significant resources to educate physicians who treat HFrEF about the advantages of Barostim and train them on the implant procedure.

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

We used a portion of the IPO proceeds to continue funding the expansion of our direct sales force and commercial organization related to Barostim in the U.S. We have continued investing in research and development to improve clinical outcomes, optimize patient adoption and comfort, increase patient access, and enhance the physician and patient experience. Longer term, we plan to explore Barostim’s potential to expand its indications for use to other cardiovascular diseases.

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

Recent developments

In February 2023, we were unblinded to the morbidity and mortality data from the BeAT-HF pivotal trial. The totality of the evidence from the trial shows long-term benefits for patients with HF. While the trial did not reach statistical significance on the primary endpoint, it did contain additional clinically meaningful prespecified analyses favoring Barostim. We filed a regulatory submission to the FDA for expanded labeling in early June 2023. If successful, this label expansion could expand our addressable patient population.

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

Components of results of operations

Revenue

Our U.S. sales have steadily increased since the pre-market approval of Barostim by the FDA in August 2019, and the subsequent reimbursement changes. We expect to continue to drive increases in revenue through our efforts to increase awareness of Barostim among physicians, patients, and payors and by the expansion of our U.S. sales force, as well as by seeking expanded labeling for Barostim. As a result, we expect that U.S. sales will continue to account for the majority of our revenue going forward.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment, and software to support our development, facilities, and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, including base salaries, bonuses, employee benefits and stock-based compensation expense for our sales and marketing personnel, including sales commissions, and for administrative personnel that support our general operations such as executive management, financial accounting, information technology and human resources personnel. SG&A expenses also include costs attributable to marketing, as well as travel, legal fees, financial audit fees, insurance, fees for other consulting services, depreciation, and facilities. We expense commissions at the time of the sale.

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

Other income (expense), net

Other income, net consists primarily of interest income on our interest-bearing accounts. Other expense, net consists primarily of the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for income taxes

Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits, and other tax credits.

Results of operations

Consolidated results of operations for the three months ended June 30, 2023, compared to the three months ended June 30, 2022

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2023	2022	$	%
Revenue	$9,500	$5,031	$4,469	89%
Cost of goods sold	1,517	1,201	316	26%
Gross profit	7,983	3,830	4,153	108%
Gross margin	84%	76%
Operating expenses:
Research and development	3,280	2,355	925	39%
Selling, general and administrative	16,455	12,489	3,966	32%
Total operating expenses	19,735	14,844	4,891	33%
Loss from operations	(11,752)	(11,014)	(738)	7%
Interest expense	(481)	—	(481)	NM
Other income (expense), net	616	(34)	650	NM
Loss before income taxes	(11,617)	(11,048)	(569)	5%
Provision for income taxes	(34)	(23)	(11)	48%
Net loss	$(11,651)	$(11,071)	$(580)	5%

NM – Not meaningful

The following table provides revenue by geography:

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2023	2022	$	%
United States	$8,297	$3,938	$4,359	111%
Europe	1,203	1,093	110	10%
Total Revenue	$9,500	$5,031	$4,469	89%

Revenue was $9.5 million for the three months ended June 30, 2023, an increase of $4.5 million, or 89%, over the three months ended June 30, 2022.

Revenue generated in the U.S. was $8.3 million for the three months ended June 30, 2023, an increase of $4.4 million, or 111%, over the three months ended June 30, 2022. HF revenue units in the U.S. totaled 265 and 128 for the three months ended June 30, 2023 and 2022, respectively.

HF revenue in the U.S. totaled $8.3 million and $3.8 million for the three months ended June 30, 2023 and 2022, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of June 30, 2023, we had a total of 140 active implanting centers, as compared to 71 as of June 30, 2022. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of June 30, 2023, the Company had a total of 32 sales territories as compared to 20 as of June 30, 2022.

Revenue generated in Europe was $1.2 million for the three months ended June 30, 2023, an increase of $0.1 million, or 10%, over the three months ended June 30, 2022. Total revenue units in Europe increased to

56 for the three months ended June 30, 2023 as compared to 52 in the prior year period. The number of sales territories in Europe remained consistent at six for the three months ended June 30, 2023.

Cost of goods sold and gross margin

Cost of goods sold increased $0.3 million, or 26%, to $1.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was primarily due to higher sales of Barostim.

Gross profit was $8.0 million for the three months ended June 30, 2023, an increase of $4.2 million, or 108%, over the three months ended June 30, 2022. Gross margin increased to 84% for the three months ended June 30, 2023, compared to 76% for the three months ended June 30, 2022. This increase was due primarily to a decrease in the cost per unit driven by an increase in the production volume.

Research and development expenses

R&D expenses increased $0.9 million, or 39%, to $3.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This change was driven by a $0.6 million increase in compensation expenses as a result of increased headcount, a $0.1 million increase in non-cash stock-based compensation expense, and a $0.1 million increase in consulting fees.

Selling, general and administrative expenses

SG&A expenses increased $4.0 million, or 32%, to $16.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This change was primarily driven by a $2.5 million increase in compensation expenses, mainly as a result of increased headcount, a $0.8 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S., a $0.4 million increase in travel expenses, and a $0.3 million increase in non-cash stock-based compensation expense.

Interest expense

Interest expense increased $0.5 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income (expense), net

Other income, net was $0.6 million for the three months ended June 30, 2023, compared to other expense, net of $34,000 for the three months ended June 30, 2022. The income for the three months ended June 30, 2023 was primarily driven by interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended June 30, 2023 and June 30, 2022.

Consolidated results of operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2023	2022	$	%
Revenue	$17,479	$9,107	$8,372	92%
Cost of goods sold	2,845	2,150	695	32%
Gross profit	14,634	6,957	7,677	110%
Gross margin	84%	76%
Operating expenses:
Research and development	6,696	4,613	2,083	45%
Selling, general and administrative	31,852	23,266	8,586	37%
Total operating expenses	38,548	27,879	10,669	38%
Loss from operations	(23,914)	(20,922)	(2,992)	14%
Interest expense	(721)	—	(721)	NM
Other income (expense), net	1,678	(91)	1,769	NM
Loss before income taxes	(22,957)	(21,013)	(1,944)	9%
Provision for income taxes	(68)	(49)	(19)	39%
Net loss	$(23,025)	$(21,062)	$(1,963)	9%

NM – Not meaningful

The following table provides revenue by geography:

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2023	2022	$	%
United States	$15,239	$6,996	$8,243	118%
Europe	2,240	2,111	129	6%
Total Revenue	$17,479	$9,107	$8,372	92%

Revenue was $17.5 million for the six months ended June 30, 2023, an increase of $8.4 million, or 92%, over the six months ended June 30, 2022.

Revenue generated in the U.S. was $15.2 million for the six months ended June 30, 2023, an increase of $8.2 million, or 118%, over the six months ended June 30, 2022. HF revenue units in the U.S. totaled 490 and 227 for the six months ended June 30, 2023 and 2022, respectively.

HF revenue in the U.S. totaled $15.1 million and $6.7 million for the six months ended June 30, 2023 and 2022, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of June 30, 2023, we had a total of 140 active implanting centers, as compared to 71 as of June 30, 2022. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of June 30, 2023, the Company had a total of 32 sales territories as compared to 20 as of June 30, 2022.

Revenue generated in Europe was $2.2 million for the six months ended June 30, 2023, an increase of $0.1 million, or 6%, over the six months ended June 30, 2022. Total revenue units in Europe increased to 108 for the six months ended June 30, 2023 as compared to 102 in the prior year period. The number of sales territories in Europe remained consistent at six for the three months ended June 30, 2023.

Cost of goods sold and gross margin

Cost of goods sold increased $0.7 million, or 32%, to $2.8 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily due to higher sales of Barostim.

Gross profit was $14.6 million for the six months ended June 30, 2023, an increase of $7.7 million, or 110%, over the six months ended June 30, 2022. Gross margin increased to 84% for the six months ended June 30, 2023, compared to 76% for the six months ended June 30, 2022. This increase was due primarily to a decrease in the cost per unit driven by an increase in the production volume.

Research and development expenses

R&D expenses increased $2.1 million, or 45%, to $6.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This change was driven by a $1.1 million increase in compensation expenses as a result of increased headcount, a $0.5 million increase in non-cash stock-based compensation expense and a $0.5 million increase in consulting fees.

Selling, general and administrative expenses

SG&A expenses increased $8.6 million, or 37%, to $31.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This change was primarily driven by a $5.0 million increase in compensation expenses, mainly as a result of increased headcount, a $1.3 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S, a $1.2 million increase in travel expenses, and a $0.8 million increase in non-cash stock-based compensation expense.

Interest expense

Interest expense increased $0.7 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income (expense), net

Other income, net was $1.7 million for the six months ended June 30, 2023, compared to other expense, net of $0.1 million for the six months ended June 30, 2022. The income for the six months ended June 30, 2023 was primarily driven by interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the six months ended June 30, 2023 and June 30, 2022.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $90.8 million and $106.2 million, respectively. For the three months ended June 30, 2023 and 2022, our net losses were $11.7 million and $11.1 million, respectively. For the six months ended June 30, 2023 and 2022, our net losses were $23.0 million and $21.1 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2023 and 2022 was $23.1 million and $20.7 million, respectively.

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

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. As of June 30, 2023, no shares have been sold.

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

We believe that our existing cash resources and Term Loan facility together with revenue will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next three years. If these sources are insufficient to satisfy our liquidity requirements, however, we may seek to sell additional equity or enter into an additional loan agreement. If we were to raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods indicated below:

	Six months ended
	June 30,
	(unaudited)
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(23,057)	$(20,740)
Investing activities	(383)	(342)
Financing activities	8,041	369
Effect of exchange rate changes on cash and cash equivalents	20	(13)
Net change in cash and cash equivalents	$(15,379)	$(20,726)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2023 was $23.1 million and consisted primarily of a net loss of $23.0 million and a change in net operating assets of $3.5 million, partially offset by a non-cash charge of $3.2 million related to stock-based compensation expense. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the six months ended June 30, 2022 was $20.7 million and consisted primarily of a net loss of $21.1 million and a change in net operating assets of $1.7 million, partially offset by a non-cash charge of $1.9 million related to stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.4 million and $0.3 million for each of the six months ended June 30, 2023 and 2022, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the six months ended June 30, 2023 was $8.0 million and consisted of $7.5 million related to the proceeds under the Loan Agreement, $0.5 million related to proceeds from the ESPP and $0.2 million related to proceeds from the exercise of common stock options, partially offset by $0.1 million related to debt financing costs.

Net cash provided by financing activities for the six months ended June 30, 2022 was $0.4 million and consisted of $0.3 million related to proceeds from the ESPP and $0.1 million related to proceeds from the exercise of common stock options.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of June 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2023.

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

Credit risk

As of June 30, 2023 and December 31, 2022, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medicare reimbursement levels are important to increasing adoption of Barostim because nearly two-thirds of the target patient population for Barostim is over the age of 65. Effective January 2021, CMS awarded Barostim a TPT payment for outpatient procedures that adds the device cost as a pass-through payment to the calculated procedure payment, which will remain in place through 2023. The calculated procedure payment depends on many factors, including the location of the hospitals and their billing practices, and may not adequately cover hospital costs associated with the procedure. CMS recently released the proposed Outpatient Prospective Payment System (or “OPPS”), for 2024, which did not address our March 2023 submission requesting assignment to one of the New Technology APC payment codes for 2024. We plan to submit formal comments on the proposed OPPS package and advocate for inclusion in the 2024 final rule to be released later this year. While we intend to request that Barostim be reclassified into a higher Medicare reimbursement level, there can be no assurance that such efforts will be successful. Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business. From time to time, physicians and hospitals have in the past experienced, and others may experience, delays in Medicare reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize our products for these indications.

We will likely need to conduct additional clinical studies in the future to support approval for new indications. For example, in February of 2023, we were unblinded to the morbidity and mortality data from the BeAT-HF pivotal trial that began in 2016. While the trial did not reach statistical significance on the primary endpoint, it did contain additional clinically meaningful prespecified analyses favoring Barostim. We filed a regulatory submission to the FDA for expanded labeling in early June 2023; however, the timing and scope of any such expansion is currently uncertain.

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

Clinical trials can fail at any stage. Our clinical studies may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. The impacts of the COVID-19 pandemic, which may have affected certain participants in the post-market pivotal trial, are being analyzed, and they may exacerbate certain risks described above. In addition, if the FDA determines for any reason, including safety or their risk-benefit analysis, that the results of a trial are negative, the FDA may decide to modify or revoke our existing approval or such data may impact the adoption of Barostim. Moreover, a negative perception of clinical results for one indication for use could impact the use of Barostim for other FDA approved and clinically supported indications for use.

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

Even if our products are approved in the U.S. and the EEA, comparable regulatory authorities of additional foreign countries must also approve the manufacturing and marketing of our products in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S. or the EEA, including additional preclinical studies or clinical trials. Any of these occurrences may harm our business, financial condition, and prospects significantly.

Barostim is also subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

In the EEA, Barostim was required to comply with the Essential Requirements laid down in Annex I to the EU Active Implantable Medical Devices Directive. Compliance with these requirements was a prerequisite to affixing the CE mark to Barostim. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to Barostim, we underwent a conformity assessment procedure, which varied according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer could issue an EU

Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure required the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit the Quality Management System and examine the Technical File for the manufacture, design, and final inspection of our devices. The Notified Body would issue a CE Certificate of Conformity following successful completion of this conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate would entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

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

10.1

Fifth Amendment to Lease, dated April 21, 2023, by and between the Company and TCI TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023)

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

Date: August 3, 2023

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)