Form 10-Q
period 2023-09-30
CVRx, Inc.
filed 2023-10-31
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of October 24, 2023, there were 20,815,635 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2023

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$82,993	$106,194
Accounts receivable, net of allowances of $506 and $679, respectively	6,372	5,504
Inventory	10,887	6,957
Prepaid expenses and other current assets	3,345	4,223
Total current assets	103,597	122,878
Property and equipment, net	1,723	1,698
Operating lease right-of-use asset	1,058	334
Other non-current assets	26	27
Total assets	$106,404	$124,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,133	$1,719
Accrued expenses	6,274	6,369
Total current liabilities	7,407	8,088
Long-term debt	14,294	6,747
Operating lease liability, non-current portion	916	117
Other long-term liabilities	960	805
Total liabilities	23,577	15,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of September 30, 2023 and December 31, 2022; 20,813,612 and 20,663,736 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	208	207
Additional paid-in capital	551,045	545,362
Accumulated deficit	(468,218)	(436,182)
Accumulated other comprehensive loss	(208)	(207)
Total stockholders’ equity	82,827	109,180
Total liabilities and stockholders’ equity	$106,404	$124,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$10,511	$6,186	$27,990	$15,293
Cost of goods sold	1,691	1,340	4,536	3,490
Gross profit	8,820	4,846	23,454	11,803
Operating expenses:
Research and development	2,696	2,293	9,392	6,906
Selling, general and administrative	15,652	12,679	47,504	35,945
Total operating expenses	18,348	14,972	56,896	42,851
Loss from operations	(9,528)	(10,126)	(33,442)	(31,048)
Interest expense	(499)	—	(1,220)	—
Other income, net	1,056	328	2,734	237
Loss before income taxes	(8,971)	(9,798)	(31,928)	(30,811)
Provision for income taxes	(40)	(32)	(108)	(81)
Net loss	(9,011)	(9,830)	(32,036)	(30,892)
Cumulative translation adjustment	(21)	(8)	(1)	(21)
Comprehensive loss	$(9,032)	$(9,838)	$(32,037)	$(30,913)
Net loss per share, basic and diluted	$(0.43)	$(0.48)	$(1.55)	$(1.51)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,801,350	20,576,838	20,730,024	20,512,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of June 30, 2023	20,750,910	$208	$549,150	$(459,207)	$(187)	$89,964
Exercise of stock options	62,702	—	363	—	—	363
Employee stock compensation	—	—	1,532	—	—	1,532
Net loss for the three months ended September 30, 2023	—	—	—	(9,011)	—	(9,011)
Cumulative translation adjustment	—	—	—	—	(21)	(21)
Balances as of September 30, 2023	20,813,612	$208	$551,045	$(468,218)	$(208)	$82,827

Balances as of June 30, 2022	20,576,149	$206	$542,967	$(415,816)	$(211)	$127,146
Exercise of stock options	2,814	—	7	—	—	7
Employee stock compensation	—	—	929	—	—	929
Net loss for the three months ended September 30, 2022	—	—	—	(9,830)	—	(9,830)
Cumulative translation adjustment	—	—	—	—	(8)	(8)
Balances as of September 30, 2022	20,578,963	$206	$543,903	$(425,646)	$(219)	$118,244

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	115,455	1	518	—	—	519
Proceeds from Employee Stock Purchase Plan	34,421	—	452	—	—	452
Employee stock compensation	—	—	4,713	—	—	4,713
Net loss for the nine months ended September 30, 2023	—	—	—	(32,036)	—	(32,036)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2023	20,813,612	$208	$551,045	$(468,218)	$(208)	$82,827

Balances as of December 31, 2021	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	121,945	1	80	—	—	81
Proceeds from Employee Stock Purchase Plan	57,681	1	294	—	—	295
Employee stock compensation	—	—	2,822	—	—	2,822
Net loss for the nine months ended September 30, 2022	—	—	—	(30,892)	—	(30,892)
Cumulative translation adjustment	—	—	—	—	(21)	(21)
Balances as of September 30, 2022	20,578,963	$206	$543,903	$(425,646)	$(219)	$118,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(32,036)	$(30,892)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,713	2,822
Depreciation of property and equipment	393	284
Loss on disposal of equipment	4	—
Amortization of deferred financing costs and loan discount	114	—
Changes in operating assets and liabilities:
Accounts receivable	(868)	(2,737)
Inventory	(3,930)	(2,184)
Prepaid expenses and other current assets	902	(479)
Accounts payable	(586)	766
Accrued expenses	112	584
Net cash used in operating activities	(31,182)	(31,836)
Cash flows from investing activities:
Purchase of property and equipment	(422)	(606)
Net cash used in investing activities	(422)	(606)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	519	81
Proceeds from Employee Stock Purchase Plan	452	295
Proceeds from debt financing	7,500	—
Debt financing costs	(67)	—
Net cash provided by financing activities	8,404	376
Effect of currency exchange on cash and cash equivalents	(1)	(21)
Net change in cash and cash equivalents	(23,201)	(32,087)
Cash and cash equivalents at beginning of period	106,194	142,072
Cash and cash equivalents at end of period	$82,993	$109,985
Supplemental Information:
Cash paid for interest	$979	$—
Cash paid for income taxes	$4	$4

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of September 30, 2023 and December 31, 2022, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of September 30, 2023 and December 31, 2022, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	September 30,	December 31,
(in thousands)	2023	2022
Raw material	$4,875	$2,390
Work-in-process	1,173	1,033
Finished goods	4,839	3,534
	$10,887	$6,957

Property and equipment, net consists of the following at:

	September 30,	December 31,
(in thousands)	2023	2022
Office furniture and equipment	$402	$350
Lab equipment	2,685	2,684
Computer equipment and software	772	618
Leasehold improvements	98	95
Capital equipment in process	425	231
	4,382	3,978
Less: Accumulated depreciation and amortization	2,659	2,280
	$1,723	$1,698

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $137,000 and $127,000 for the three months ended September 30, 2023 and 2022, respectively, and $393,000 and $284,000 for the nine months ended September 30, 2023 and 2022, respectively.

Accrued expenses consist of the following at:

	September 30,	December 31,
(in thousands)	2023	2022
Bonuses	$2,366	$2,303
Paid time off	1,212	960
Clinical trial and other professional fees	892	1,733
Customer rebates	382	256
Employee Stock Purchase Plan	280	—
Operating lease liability, current portion	170	222
Taxes	103	120
Other	869	775
	$6,274	$6,369

4. Debt

Innovatus Loan Agreement

On October 31, 2022, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which the Company may borrow, subject to the Company’s achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, the Company borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, the Company borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023, and $3.5 million received on March 15, 2023. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $0.7 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of the personal property of the Company. The Company has the option to draw down (i) up to $30.0 million less the amount funded from the first tranche between September 1, 2023 and December 15, 2023 if the Company achieves trailing three months revenue of $5.75 million prior to June 30, 2023 (which was achieved), and (ii) up to $20.0 million between September 1, 2024 and December 15, 2024 if the Company achieves trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding, requiring that the Company achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on the Company’s capital stock, subject to limited exceptions. The Company was in compliance with these covenants as of September 30, 2023.

In connection with the Loan Agreement, the Company recorded $0.8 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

September 30,
(in thousands)	2023
2023	$—
2024	—
2025	—
2026	—
2027	10,000
2028	5,000
15,000
Less: Unamortized debt costs and discounts	(706)
Long-term debt	$14,294

5. Leases

We lease 23,890 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008, and was scheduled to expire August 31, 2024. On April 21, 2023, we extended the operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months through August 31, 2028. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2023	2022
Right-of-use assets:
Operating lease right-of-use asset	$1,058	$334
Operating lease liabilities:
Accrued expenses	170	222
Operating lease liability, non-current portion	916	117
Total operating lease liabilities	$1,086	$339

Maturities of our lease liability for our operating lease are as follows as of September 30, 2023:

September 30,
(in thousands)	2023
2023, remainder	$59
2024	223
2025	255
2026	262
2027	270
2028	161
Total undiscounted lease payments	1,230
Less: imputed interest	(144)
Present value of lease liability	$1,086

As of September 30, 2023, the remaining lease term was 4.9 years and the discount rate was 5.0%. The operating cash outflows from our operating lease were $0.3 million for each of the nine months ended September 30, 2023 and 2022.

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

In 2021, the Company’s Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,033,186 shares being reserved for issuance under the 2021 Plan as of January 1, 2023. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of September 30, 2023, there were 1,724,683 shares available for future issuance under the 2021 Plan.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2022	3,756,835	$8.28	$36,616
Granted	1,086,876	14.06
Cancelled / Forfeited	(264,160)	10.42
Exercised	(115,455)	4.50
Balance as of September 30, 2023	4,464,096	$9.66	$37,331
Options exercisable as of September 30, 2023	2,311,211	$7.05	$25,374

As of September 30, 2023, stock options outstanding included 8,796 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of September 30, 2023, the weighted average remaining contractual life was 7.5 years. For options exercisable as of September 30, 2023, the weighted average remaining contractual life was 6.4 years.

The Company’s Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 206,637 shares being reserved for issuance under the ESPP as of January 1, 2023. The ESPP permits certain of the Company’s U.S. employees to purchase shares of the Company’s common stock at a price per share not less than 85% of the lower of

(i) the closing market price per share of the Company’s common stock on the first day of the applicable purchase period or (ii) the closing market price per share of the Company’s common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was September 30, 2022. For the nine months ended September 30, 2023, 34,421 shares of common stock were purchased under the ESPP for $0.5 million of employee contributions. As of September 30, 2023, there were 540,489 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2023 and 2022:

September 30,
	2023	2022
Weighted average fair value of options granted	$10.59	$4.56
Expected term (in years) — non-officer employees	5.5 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	2.5 to 6.1	3.2 to 6.1
Expected volatility	77.2% to 79.6%	56.3% to 58.6%
Expected dividend yield	—%	—%
Risk-free interest rate	3.40% to 4.61%	1.75% to 3.97%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2023 and 2022:

	September 30,
	2023	2022
Weighted average fair value per ESPP purchase right	$9.01	$2.85
Expected term (in years)	0.5	0.5
Expected volatility	76.2% to 84.6%	51.3% to 62.9%
Expected dividend yield	—%	—%
Risk-free interest rate	4.77% to 5.53%	0.22% to 2.52%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three Months Ended		Nine months ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Stock options	$1,419	$866	$4,403	$2,657
Employee Stock Purchase Plan	113	63	310	165
Total stock-based compensation expense	$1,532	$929	$4,713	$2,822

Selling, general & administrative	$1,290	$785	$3,728	$2,402
Research & development	221	132	927	367
Cost of goods sold	21	12	58	53
	$1,532	$929	$4,713	$2,822

As of September 30, 2023, unrecognized compensation expense related to unvested stock-based compensation arrangements was $14.1 million. As of September 30, 2023, the related weighted average period over which the expense is expected to be recognized is approximately 2.5 years.

8.	Income taxes

As of September 30, 2023 and December 31, 2022, a valuation allowance was recorded against all deferred tax assets due to the Company’s cumulative net loss position. Provision for income taxes for the three months ended September 30, 2023 and 2022 was $40,000 and $32,000, respectively. Provision for income taxes for the nine months ended September 30, 2023 and 2022 was $108,000 and $81,000, respectively.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(9,011)	$(9,830)	$(32,036)	$(30,892)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,801,350	20,576,838	20,730,024	20,512,254
Net loss per share attributable to common stockholders — basic and diluted	$(0.43)	$(0.48)	$(1.55)	$(1.51)

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

	Nine months ended
	September 30,
	2023	2022
Options to purchase common stock	4,464,096	3,723,499
Warrants to purchase common stock	716,131	716,131
	5,180,227	4,439,630

10.	Commitments and contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business. The Company accrues a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of September 30, 2023 or December 31, 2022.

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

The Company derives all its revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S.	$9,579	$5,039	$24,818	$12,035
Germany	802	933	2,819	2,744
Other countries	130	214	353	514
	$10,511	$6,186	$27,990	$15,293

As of September 30, 2023 and December 31, 2022, long-lived assets were located primarily in the U.S.

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

The costs for the device and implantation procedure are reimbursed through various third-party payors, such as government agencies and commercial payors. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services while simultaneously developing processes to engage commercial payors. All Medicare Administrative Contractors have retired their official automatic coverage denial policies for our Current Procedural Terminology codes, thereby allowing hospitals to submit payment requests for the Barostim procedure to be reviewed on a claim-

by-claim basis. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the European Economic Area (“EEA”), such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

On October 31, 2022, we entered into a loan and security agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023, and $3.5 million received on March 15, 2023. Following this draw, we have $15.0 million in outstanding Term Loans under the Loan Agreement. The Loan Agreement provides for up to two additional tranches of loans totaling up to an additional $35.0 million based on timing, the achievement of certain trailing three months revenue targets and other conditions set forth in the Loan Agreement. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

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

In August 2023, we delivered a presentation before the Centers for Medicare & Medicaid Services (“CMS”) Advisory Panel on Hospital Outpatient Payment, resulting in a unanimous non-binding vote in favor of mapping Barostim to the higher paying code, New Technology APC1580, which would offer an average reimbursement of $45,000 to hospitals in 2024. If CMS instead decides to map Barostim to APC5465 without the transitional passthrough payment for 2024, which is the basis for our plans, then the average reimbursement to hospitals will be approximately $30,000. The final outpatient payment rule is expected to be published in late November.

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

Other income, net

Other income, net consists primarily of interest income on our interest-bearing accounts, partially offset by the effect of exchange rates on our foreign currency-denominated asset and liability balances.

Provision for income taxes

Provision for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits, and other tax credits.

Results of operations

Consolidated results of operations for the three months ended September 30, 2023, compared to the three months ended September 30, 2022

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2023	2022	$	%
Revenue	$10,511	$6,186	$4,325	70%
Cost of goods sold	1,691	1,340	351	26%
Gross profit	8,820	4,846	3,974	82%
Gross margin	84%	78%
Operating expenses:
Research and development	2,696	2,293	403	18%
Selling, general and administrative	15,652	12,679	2,973	23%
Total operating expenses	18,348	14,972	3,376	23%
Loss from operations	(9,528)	(10,126)	598	(6)%
Interest expense	(499)	—	(499)	NM
Other income, net	1,056	328	728	222%
Loss before income taxes	(8,971)	(9,798)	827	(8)%
Provision for income taxes	(40)	(32)	(8)	25%
Net loss	$(9,011)	$(9,830)	$819	(8)%

NM – Not meaningful

The following table provides revenue by geography:

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2023	2022	$	%
United States	$9,579	$5,039	$4,540	90%
Europe	932	1,147	(215)	(19)%
Total Revenue	$10,511	$6,186	$4,325	70%

Revenue was $10.5 million for the three months ended September 30, 2023, an increase of $4.3 million, or 70%, over the three months ended September 30, 2022.

Revenue generated in the U.S. was $9.6 million for the three months ended September 30, 2023, an increase of $4.5 million, or 90%, over the three months ended September 30, 2022. HF revenue units in the U.S. totaled 303 and 167 for the three months ended September 30, 2023 and 2022, respectively. HF revenue in the U.S. totaled $9.4 million and $4.9 million for the three months ended September 30, 2023 and 2022, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of September 30, 2023, we had a total of 159 active implanting centers, as compared to 91 as of September 30, 2022. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of September 30, 2023, we had a total of 35 sales territories as compared to 23 as of September 30, 2022.

Revenue generated in Europe was $0.9 million for the three months ended September 30, 2023, a decrease of $0.2 million, or 19%, over the three months ended September 30, 2022. Total revenue units in Europe decreased to 47 for the three months ended September 30, 2023, as compared to 61 in the prior year period. As of both September 30, 2023 and 2022, we had six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.4 million, or 26%, to $1.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily due to higher sales of Barostim.

Gross profit was $8.8 million for the three months ended September 30, 2023, an increase of $4.0 million, or 82%, over the three months ended September 30, 2022. Gross margin increased to 84% for the three months ended September 30, 2023, compared to 78% for the three months ended September 30, 2022. This increase was due primarily to a decrease in the cost per unit driven by an increase in the production volume.

Research and development expenses

R&D expenses increased $0.4 million, or 18%, to $2.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This change was driven by a $0.3 million increase in compensation expenses as a result of increased headcount and a $0.1 million increase in non-cash stock-based compensation expense.

Selling, general and administrative expenses

SG&A expenses increased $3.0 million, or 23%, to $15.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This change was primarily driven by a $1.9 million increase in compensation expenses, mainly as a result of increased headcount, a $0.5 million increase in non-cash stock-based compensation expense, a $0.3 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S. and a $0.1 million increase in travel expenses.

Interest expense

Interest expense increased $0.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net increased $0.7 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This increase was primarily driven by higher interest rates on interest-bearing accounts partially offset by a lower cash balance.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended September 30, 2023 and September 30, 2022.

Consolidated results of operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2023	2022	$	%
Revenue	$27,990	$15,293	$12,697	83%
Cost of goods sold	4,536	3,490	1,046	30%
Gross profit	23,454	11,803	11,651	99%
Gross margin	84%	77%
Operating expenses:
Research and development	9,392	6,906	2,486	36%
Selling, general and administrative	47,504	35,945	11,559	32%
Total operating expenses	56,896	42,851	14,045	33%
Loss from operations	(33,442)	(31,048)	(2,394)	8%
Interest expense	(1,220)	—	(1,220)	NM
Other income, net	2,734	237	2,497	NM
Loss before income taxes	(31,928)	(30,811)	(1,117)	4%
Provision for income taxes	(108)	(81)	(27)	33%
Net loss	$(32,036)	$(30,892)	$(1,144)	4%

NM – Not meaningful

The following table provides revenue by geography:

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2023	2022	$	%
United States	$24,818	$12,035	$12,783	106%
Europe	3,172	3,258	(86)	(3)%
Total Revenue	$27,990	$15,293	$12,697	83%

Revenue was $28.0 million for the nine months ended September 30, 2023, an increase of $12.7 million, or 83%, over the nine months ended September 30, 2022.

Revenue generated in the U.S. was $24.8 million for the nine months ended September 30, 2023, an increase of $12.8 million, or 106%, over the nine months ended September 30, 2022. HF revenue units in the U.S. totaled 793 and 394 for the nine months ended September 30, 2023 and 2022, respectively. HF revenue in the U.S. totaled $24.5 million and $11.6 million for the nine months ended September 30, 2023 and 2022, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of September 30, 2023, we had a total of 159 active implanting centers, as compared to 91 as of September 30, 2022. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of September 30, 2023, we had a total of 35 sales territories as compared to 23 as of September 30, 2022.

Revenue generated in Europe was $3.2 million for the nine months ended September 30, 2023, a decrease of $0.1 million, or 3%, over the nine months ended September 30, 2022. Total revenue units in Europe decreased to 155 for the nine months ended September 30, 2023, as compared to 163 in the prior year period. As of both September 30, 2023 and 2022, we had six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $1.0 million, or 30%, to $4.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase was primarily due to higher sales of Barostim.

Gross profit was $23.5 million for the nine months ended September 30, 2023, an increase of $11.7 million, or 99%, over the nine months ended September 30, 2022. Gross margin increased to 84% for the nine months ended September 30, 2023, compared to 77% for the nine months ended September 30, 2022. This increase was due primarily to a decrease in the cost per unit driven by an increase in the production volume.

Research and development expenses

R&D expenses increased $2.5 million, or 36%, to $9.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This change was driven by a $1.4 million increase in compensation expenses as a result of increased headcount, a $0.6 million increase in non-cash stock-based compensation expense and a $0.4 million increase in consulting fees.

Selling, general and administrative expenses

SG&A expenses increased $11.6 million, or 32%, to $47.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This change was primarily driven by a $6.9 million increase in compensation expenses, mainly as a result of increased headcount, a $1.6 million increase in marketing and advertising expenses associated with the commercialization of Barostim in the U.S, a $1.3 million increase in travel expenses, a $1.3 million increase in non-cash stock-based compensation expense and a $0.6 million increase in consulting fees.

Interest expense

Interest expense increased $1.2 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net increased $2.5 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase was primarily driven by higher interest rates on interest-bearing accounts partially offset by a lower cash balance.

Provision for income taxes

Provision for income taxes was nominal for each of the nine months ended September 30, 2023 and September 30, 2022.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalents of $83.0 million and $106.2 million, respectively. For the three months ended September 30, 2023 and 2022, our net losses were $9.0 million and $9.8 million, respectively. For the nine months ended September 30, 2023 and 2022, our net losses were $32.0 million and $30.9 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2023 and 2022 was $31.2 million and $31.8 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement, with $4.0 million received on March 13, 2023, and $3.5 million received on March 15, 2023. Following this draw, we have $15.0 million in outstanding Term Loans under the Loan Agreement. The Loan Agreement provides for up to two additional tranches of loans totaling up to an additional $35.0 million, based on timing, the achievement of certain trailing three months revenue targets and other conditions set forth in the Loan Agreement.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. As of September 30, 2023, no shares have been sold.

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

We believe that our existing cash resources and Loan Agreement for Term Loans together with revenue will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next three years. If these sources are insufficient to satisfy our liquidity requirements or provide funding to execute or accelerate our growth strategies, however, we may seek to sell additional equity or enter into an additional loan agreement. If we were to raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods indicated below:

	Nine months ended
	September 30,
	(unaudited)
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(31,182)	$(31,836)
Investing activities	(422)	(606)
Financing activities	8,404	376
Effect of exchange rate changes on cash and cash equivalents	(1)	(21)
Net change in cash and cash equivalents	$(23,201)	$(32,087)

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2023 was $31.2 million and consisted primarily of a net loss of $32.0 million and a change in net operating assets of $4.4 million, partially offset by a non-cash charge of $4.7 million related to stock-based compensation expense. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the nine months ended September 30, 2022 was $31.8 million and consisted primarily of a net loss of $30.9 million and a change in net operating assets of $4.1 million, partially offset by a non-cash charge of $2.8 million related to stock-based compensation expense. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.4 million and $0.6 million for each of the nine months ended September 30, 2023 and 2022, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the nine months ended September 30, 2023 was $8.4 million and consisted of $7.5 million related to proceeds under the Loan Agreement, $0.5 million related to proceeds from the ESPP and $0.5 million related to proceeds from the exercise of common stock options, partially offset by $0.1 million related to debt financing costs.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $0.4 million and consisted of $0.3 million related to proceeds from the ESPP and $0.1 million related to proceeds from the exercise of common stock options.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of September 30, 2023, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2023.

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

Credit risk

As of September 30, 2023 and December 31, 2022, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Medicare reimbursement levels are important to increasing adoption of Barostim because nearly two-thirds of the target patient population for Barostim is over the age of 65. Effective January 2021, CMS awarded Barostim a TPT payment for outpatient procedures that adds the device cost as a pass-through payment to the calculated procedure payment, which will remain in place through 2023. The calculated procedure payment depends on many factors, including the location of the hospitals and their billing practices, and may not adequately cover hospital costs associated with the procedure. CMS recently released the proposed Outpatient Prospective Payment System (or “OPPS”), for 2024, which did not address our March 2023 submission requesting assignment to one of the New Technology APC payment codes for 2024. We submitted formal comments on the proposed OPPS package to advocate for inclusion in the 2024 final rule to be released later this year. In August 2023, we delivered a presentation before the CMS Advisory Panel on Hospital Outpatient Payment, resulting in a unanimous non-binding vote in favor of mapping Barostim to the higher paying code, New Technology APC1580, which would offer an average reimbursement of $45,000 to hospitals in 2024. If CMS instead decides to map Barostim to APC5465 without the transitional passthrough payment for 2024, which is the basis for our plans, then the average reimbursement to hospitals will be approximately $30,000. The final outpatient payment rule is expected to be published in late November. There can be no assurance that our efforts to request the higher paying code or the CMS Advisory Panel’s vote will be successful in securing the higher paying code. Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business. From time to time, physicians and hospitals have in the past experienced, and others may experience, delays in Medicare reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

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

Clinical trials can fail at any stage. Our clinical studies may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have planned. The impacts of the COVID-19 pandemic, which may have affected certain participants in the post-market pivotal trial, are being analyzed, and they may exacerbate certain risks described above. In addition, if the FDA determines for any reason, including safety or their risk-benefit analysis, that the results of a trial are negative, the FDA may decide to modify or revoke our existing approval, or such data may impact the adoption of Barostim. Moreover, a negative perception of clinical results for one indication for use could impact the use of Barostim for other FDA approved and clinically supported indications for use.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

Date: October 31, 2023

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)