Form 10-K
period 2023-12-31
CVRx, Inc.
filed 2024-02-09
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $190.0 million.

As of February 2, 2024, there were 20,927,729 shares of the registrant’s common stock, par value $0.01 per share outstanding.

Cautionary Note on Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, financial results and financial position, clinical trial results, prospective products, product approvals, research and development costs, timing and likelihood of success and the plans and objectives of management for future operations.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (two of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations;
●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must continue to demonstrate to physicians and patients the merits of Barostim;

●	if third-party payors do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and effectiveness of our products, which could impact future adoption and regulatory approvals.

PART I

Item 1. Business

Overview

CVRx is a commercial-stage medical device company focused on developing, manufacturing and commercializing innovative neuromodulation solutions for patients with cardiovascular diseases. Barostim is the first medical technology approved by the U.S. Food and Drug Administration (the “FDA”) that uses neuromodulation to improve the symptoms of patients with heart failure (“HF”). Barostim is an implantable device that delivers electrical pulses to baroreceptors located in the wall of the carotid artery. Barostim provides Baroreflex Activation Therapy (“BAT,” or “Barostim Therapy”), which in turn triggers an autonomic response to the heart. The therapy is designed to restore balance to the Autonomic Nervous System (“ANS”) and thereby reduce the symptoms of HF. Barostim received the FDA Breakthrough Device designation and is FDA-approved for use in HF patients in the U.S. We estimate that our annual market opportunity for HFrEF is $2.2 billion in the U.S. and $1.5 billion in select European Markets (Germany, France, Italy, Spain and the United Kingdom, or “European Five”).

HF is one of the most prevalent and devastating cardiovascular diseases. We estimate that there are approximately 26 million people globally suffering from HF, including approximately 6.2 million people in the U.S. and 8.6 million people in the European Five. Every year, 1.3 million and 1.4 million new patients are diagnosed with HF in the U.S. and the European Five, respectively. HF is characterized by the heart’s inability to effectively circulate blood throughout the body resulting in insufficient levels of oxygen and nourishment to various body parts. This impacts a patient’s ability to function and leads to a variety of symptoms such as shortness of breath, extreme fatigue, exercise intolerance, swelling and fluid retention that affects the patient’s quality of life, both physically and emotionally. HF usually develops from an imbalance of the ANS, which is also the primary cause of multiple other cardiovascular diseases, such as hypertension, angina pectoris and arrhythmia. The ANS plays a vital role in the function of the heart and is strongly influenced by baroreceptors located in certain arterial walls.

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

We believe Barostim offers meaningful benefits for patients, physicians and payors that will continue to drive adoption of our therapy. The primary benefits include:

•	Addresses significant unmet medical need. Barostim addresses a life-threatening disease for patients who failed to receive adequate benefits from existing treatments and who have no alternative treatment options. Based on this, the FDA granted Barostim a Breakthrough Device designation for HFrEF in June 2015.

•	Safe and effective treatment. Our BeAT-HF pivotal trial demonstrated compelling safety and effectiveness data regarding the clinical benefits of Barostim for HFrEF. The pre-market data demonstrated safety and effectiveness leading to FDA approval, and safety and effectiveness were confirmed by the post-market data. These results showed significant improvement in the following patient-centered outcomes:
•	Exercise capacity (measured by the standardized 6 Minute Hall Walk (“6MHW”) distance test): Our therapy demonstrated that patients in the Barostim group were able to improve the distance they walked in a six-minute period by 56 meters and 44 meters more than patients in the Control group at six months and at one year, respectively, following implant, meaning the improvement was sustained. A 25-meter improvement in walking distance is considered clinically meaningful.
•	Quality of life (measured by Minnesota Living with Heart Failure (“MLWHF”)): Our therapy demonstrated a 14-point, 8-point and 10-point improvement in quality of life for patients in the Barostim group relative to patients in the Control group at 6 months, 1 year and 2 years following implant, again demonstrating sustained improvement. A 5-point improvement is considered clinically meaningful.
•	Functional status (determined by New York Heart Association (“NYHA”) classification): Our therapy demonstrated the following improvements in NYHA functional status versus the Control group at the specific points in time, meaning Barostim demonstrated greater and sustained improvement: at 6 months, 67% in the BAT+ group and 37% in the Control group, favoring the BAT+ group by 30 percentage points; at 1 year, 73% in the BAT+ group and 41% in the Control group, favoring the BAT+ group by 32 percentage points; and, at 2 years, 68% in the BAT+ group and 41% in the Control group, favoring the BAT+ group by 27 percentage points.
•	Freedom from All-Cause Death, LVAD, or Transplant. Patients in the Barostim group had a directionally favorable 34% reduction in all-cause death or the use of LVAD or heart transplant versus the Control group.
•	Improvement in Hierarchical Composite Outcomes. Based on a hierarchical composite outcomes analysis (including cardiovascular (“CV”) mortality, LVAD/transplant, HF hospitalization and quality of life), the Win Ratio (defined below) was 1.26 in favor of the Barostim group.

In summary, the primary safety endpoint in the pre-market phase was previously met and subsequently confirmed in the post-market phase. In the pre-market phase, all effectiveness endpoints were previously met, demonstrating 6-month improvements in 6MHW, quality of life, NYHA Class and NT-proBNP (described below). The post-market phase effectiveness primary endpoint of CV mortality and HF hospitalization was not met. Additional post-market phase effectiveness analyses (Win Ratio, freedom from all-cause mortality) suggested a favorable effect of Barostim Therapy. The totality of the 6, 12 and 24-month data demonstrated symptomatic improvements for HF patients who are NYHA Class III or Class II (who had a recent history of Class III) despite treatment with guideline-directed therapies and who have a left ventricular ejection fraction ≤ 35% and a NT-proBNP<1600 pg/ml.

•	Widely accepted mechanism of action. Our platform technology is based on a widely accepted mechanism of action and is designed to address the imbalance of the ANS, which causes HFrEF and other cardiovascular diseases.
•	Strong global clinical evidence. The benefits of treatment with Barostim were shown to be similarly robust and reproducible across all three of our HF clinical studies, including BAT-in-HF (Phase I), HOPE4HF (Phase II) and BeAT-HF (Phase III pivotal trial), evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. Barostim Therapy’s trial results have been published in more than 60 peer-reviewed publications, approximately 20 of which relate to the treatment of HF, including, among others, the Journal of the American College of Cardiology.

•	Minimally invasive implant procedure. Barostim’s implantable pulse generator (“IPG”) and stimulation lead are implanted during a minimally invasive implant procedure typically performed in an outpatient setting that lasts approximately one hour and involves two small skin incisions. Our device does not require hardware to be implanted in the heart or vasculature, which is the case with most other device-based treatments indicated for different HFrEF patient populations. Patients typically recover quickly and are discharged from the hospital within 24 hours of the procedure.
•	Potential reduction in total healthcare costs for HFrEF patients. A Company-sponsored and co-authored cost-impact analysis, which was published in BMC Cardiovascular Disorders, a peer-reviewed manuscript, predicted BAT plus GDMT would become the lower-cost alternative treatment within three years from implantation, as compared to GDMT alone, resulting in significant cost savings to healthcare systems.
•	Inherent patient compliance and durability. Barostim ensures patient compliance, unlike most commercially available drug treatments, as it requires no device interaction by the patient. Our device has a battery that does not require recharging, has an average service life of five to six years and is replaced through a short outpatient procedure.

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

The BeAT-HF pivotal trial continued enrolling patients in the post-market stage of the trial in order to gather and evaluate additional, long-term data. In December 2023, the FDA approved expanded labeling for Barostim based on the BeAT-HF trial data, resulting in simplification and clarification of the indications for use, as well as inclusion of the primary endpoint results, the 6, 12 and 24 month symptomatic data, the Win Ratio and the all-cause mortality data in the “Clinical Summary” discussion included in Barostim’s indications for use. We currently believe our annual market opportunity in the U.S. is an estimated $2.2 billion, or 76,000 patients, based on this new long-term safety and effectiveness data as well as our commercial experience and, as discussed below, the new reimbursement assignment for Barostim in 2024.

We continue to develop and expand upon our significant body of published clinical evidence that supports the meaningful benefits of Barostim Therapy. We are continuing to collect data through the U.S. patient registry that we have established in order to evaluate and assess real world outcomes from HFrEF patients who have been implanted with Barostim.

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

We generated revenue of $39.3 million, a gross margin of 84% and a net loss of $41.2 million for the year ended December 31, 2023, compared to revenue of $22.5 million, a gross margin of 78% and a net loss of $41.4 million for the year ended December 31, 2022. Our accumulated deficit as of December 31, 2023 and 2022, was $477.4 million and $436.2 million, respectively.

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

Barostim’s market opportunity

In 2021, we estimated that our annual market opportunity for HFrEF was $2.9 billion, including a $1.4 billion initial market opportunity (55,000 HFrEF patients) in the U.S., and a $1.5 billion initial market opportunity (61,000 HFrEF patients) in the European Five. In late 2023, we revised our U.S. annual market opportunity – based on the new long-term safety and effectiveness data of BeAT-HF, our commercial experience and to account for the new reimbursement assignment for Barostim – to $2.2 billion, or 76,000 new patients. Thus, we believe our global annual market opportunity for HFrEF is $3.7 billion.

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

Treating patients with Barostim

Patient selection

Barostim is indicated for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/ml. Barostim delivers Baroreflex Activation Therapy to improve patients’ NYHA functional status, 6MHW and quality of life.

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

Key benefits for patients, physicians and payors

Barostim is designed to advance patient care and provide a safe, effective and economically attractive treatment option to an underserved patient population suffering from HFrEF. We believe the following factors offer meaningful benefits for patients, physicians and payors that will continue to drive broad adoption of our therapy:

•	Addresses significant unmet medical need. Barostim addresses a life-threatening disease for patients who failed to receive adequate benefits from existing treatments and who have no alternative treatment options. Based on this, the FDA granted Barostim a Breakthrough Device designation for HFrEF in June 2015.
•	Safe and effective treatment. Our BeAT-HF pivotal trial demonstrated compelling safety and effectiveness data regarding the clinical benefits of Barostim for HFrEF. The pre-market data demonstrated safety and effectiveness leading to FDA approval and safety and effectiveness were confirmed by the post-market data. These results showed significant improvement in the following patient-centered outcomes:
•	Exercise capacity (measured by the standardized 6MHW distance test): Our therapy demonstrated that patients in the Barostim group were able to improve the distance they walked in a six-minute period by 56 meters and 44 meters more than patients in the Control group at six months and at one year, respectively, following implant, meaning the improvement was sustained. A 25-meter improvement in walking distance is considered clinically meaningful.
•	Quality of life (measured by MLWHF): Our therapy demonstrated a 14-point, 8-point and 10-point improvement in quality of life for patients in the Barostim group relative to patients in the Control group at 6 months, 1 year and 2 years following implant, again demonstrating sustained improvement. A 5-point improvement is considered clinically meaningful.
•	Functional status (determined by NYHA classification): Our therapy demonstrated the following improvements in NYHA functional status versus the Control group at the specific points in time, meaning Barostim demonstrated greater and sustained improvement: at 6 months, 67% in the BAT+ group and 37% in the Control group, favoring the BAT+ group by 30 percentage points; at 1 year, 73% in the BAT+ group and 41% in the Control group, favoring the BAT+ group by 32 percentage points; and, at 2 years, 68% in the BAT+ group and 41% in the Control group, favoring the BAT+ group by 27 percentage points.
•	Freedom from All-Cause Death, LVAD, or Transplant. Patients in the Barostim group had a directionally favorable 34% reduction in all-cause death or the use of LVAD or heart transplant versus the Control group.

•	Improvement in Hierarchical Composite Outcomes. Based on a hierarchical composite outcomes analysis (including CV mortality, LVAD/transplant, HF hospitalization and quality of life), the Win Ratio was 1.26 in favor of the Barostim group.

The significant benefits of our therapy were observed despite a four-fold uptake of ARNI medication in the control arm, as compared to the device arm.

•	Widely accepted mechanism of action. Our platform technology is based on a widely accepted mechanism of action and is designed to address the imbalance of the ANS, which causes HFrEF and other cardiovascular diseases.
•	Strong global clinical evidence. The benefits of treatment with Barostim were shown to be similarly robust and reproducible across all three of our HF clinical studies, including BAT-in-HF (Phase I), HOPE4HF (Phase II) and BeAT-HF (Phase III pivotal trial), evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. The BeAT-HF pivotal trial, which was a multi-center, prospective, randomized, controlled trial, met its primary endpoints and the positive safety and effectiveness data exceeded the pre-specified performance criteria across multiple dimensions, measuring the improvement in the quality of patients’ daily lives. Barostim Therapy’s trial results have been published in more than 60 peer-reviewed publications, approximately 20 of which relate to the treatment of HF, including, among others, the Journal of the American College of Cardiology.
•	Minimally invasive implant procedure. Barostim’s IPG and stimulation lead are implanted during a minimally invasive implant procedure typically performed in an outpatient setting that lasts approximately one hour and involves two small skin incisions. Our device does not require hardware to be implanted in the heart or vasculature, which is the case with most other device-based treatments indicated for different HFrEF patient populations. Patients typically recover quickly and are discharged from the hospital within 24 hours of the procedure. In addition, we are currently enrolling a clinical trial for a new implant toolkit called BATwire, which enables an ultrasound-guided procedure to implant Barostim and the use of local anesthetics. As a result of this simplified implantation process, we believe more physicians, including EPs, would be confident and comfortable implanting Barostim, thereby expanding our addressable patient population to include those who are deemed clinically unfit for the current procedure.
•	Potential reduction in total healthcare costs for HFrEF patients. In addition to providing improved physical and health-related benefits and quality of life for patients, we estimate Barostim has the potential to result in cost savings to healthcare systems. A Company-sponsored and co-authored cost-impact analysis, which was published in BMC Cardiovascular Disorders, a peer-reviewed manuscript, predicted BAT plus GDMT would become the lower-cost alternative treatment within three years from implantation, as compared to GDMT alone, resulting in significant cost savings to healthcare systems.
•	Inherent patient compliance and durability. Barostim ensures patient compliance, unlike most commercially available drug treatments, as it requires no device interaction by the patient. Our device has a battery that does not require recharging, has an average service life of five to six years and is replaced through a short outpatient procedure.

Clinical results and studies

The safety and effectiveness of Barostim in HFrEF is supported by compelling data, which demonstrated similarly robust and reproducible results across our three clinical trials evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. We designed our BeAT-HF (Phase III) pivotal trial in collaboration with the FDA under the Breakthrough Devices Program, which was implemented to accelerate the approval of novel therapies targeting unmet needs for debilitating or life-threatening conditions. The pre-market phase of our BeAT-HF pivotal trial met the primary safety and effectiveness endpoints and demonstrated meaningful improvement in the quality of life, both physically and emotionally, for patients suffering from HFrEF. These results led to the FDA approval of Barostim in August 2019 on an accelerated basis of only four months from the submission of the final clinical trial report.

The post-market phase BeAT-HF pivotal trial met the primary safety endpoint, and although it did not meet the primary effectiveness endpoint, showed sustained improvements in exercise capacity, quality of life and NYHA functional status, and favored Barostim in freedom from all-cause mortality, LVAD or transplant and in the Win Ratio. This led to the FDA approval of expanded labeling with these results and a simplification and clarification of the following indications for use.

Barostim is indicated for patients who are NYHA Class III or Class II (with a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1,600 pg/ml. Barostim delivers Baroreflex Activation Therapy to improve patients’ NYHA functional status, 6MHW and quality of life.

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

(2)   A post-market stage that examined the effects of BAT on rates of HF hospitalization and cardiovascular mortality, as well as sustained safety and symptomatic improvements, which expanded the labeling for Barostim.

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

Patients who had a Class I indication for a CRT according to the American Heart Association/American College of Cardiology/European Society of Cardiology guidelines were excluded, and there were no restrictions for atrial fibrillation or atrial flutter.

In summary, the primary safety endpoint in the pre-market phase was previously met and confirmed in the post-market phase. In the pre-market phase, all effectiveness endpoints were previously met, demonstrating 6-month improvements in 6MHW, quality of life, NYHA Class and NT-proBNP. The post-market phase effectiveness primary endpoint of CV mortality and HF hospitalization was not met. Additional post-market phase effectiveness analyses (Win Ratio and freedom from all-cause mortality) suggested a favorable effect of Barostim Therapy. The totality of the 6, 12 and 24-month data demonstrated symptomatic improvements for HF patients who are NYHA Class III or Class II (who had a recent history of Class III) despite treatment with guideline-directed therapies and who have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/ml.

Pre-market phase results

The safety and effectiveness data in the BeAT-HF pivotal trial support the HFrEF clinical benefits of Barostim. These results demonstrated that BAT is safe in patients with HFrEF and significantly improves the patient-centered symptomatic endpoints of the quality-of-life score, 6MHW and NYHA functional status, as well as the confirmatory nature of the evidence provided by a reduction of NT-proBNP.

•	Quality of life (measured by MLWHF): BAT resulted in a 14-point reduction (improvement) in quality of life for patients in the BAT+ group relative to patients in the Control group (p < 0.001; 95% CI: -19 to -9). MLWHF is a self-administered disease-specific questionnaire for HF, which is comprised of 21 questions rated on six-point Likert scales, representing different degrees of impact of HF on a patient’s quality of life, and is approved by the FDA as a Medical Device Development Tool. According to the medical community, a five-point reduction (improvement) is considered to be clinically meaningful.
•	Exercise capacity (measured by the standardized 6MHW distance test): BAT resulted in a 60-meter increase in the distance patients in the BAT+ group were able to walk on a flat, hard surface in a six-minute period relative to that of patients in the Control group (p < 0.001; 95% CI: 40 to 80 meters). According to the medical community, the 6MHW is an index of a patient’s ability to perform daily activities; an improvement of 25 meters or more is considered to be clinically meaningful to HFrEF patients.
•	Functional status (determined by NYHA classification): BAT demonstrated that 65% of patients in the BAT+ group improved at least one NYHA class (p < 0.001; 95% CI: 22% to 46%) as compared to only 31% in the Control group and 13% of patients in the BAT+ group improved two NYHA classes as compared to only 2% in the Control group.
•	NT-proBNP (serum biomarker used as indicator of severity of HF): BAT resulted in a 25% greater reduction (improvement) in NT-proBNP for patients in the BAT+ group relative to that of patients in the Control group (p=0.004; 95% CI = -38% to -9%). According to independent research that took place in a large multicenter pharmaceutical clinical trial, a 10% change in NT-proBNP is associated with a change in the subsequent risk of cardiovascular mortality and HF hospitalization.

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

Post-market phase results

The BeAT-HF pivotal trial continued enrolling patients in the post-market stage of the trial to determine if Barostim demonstrates a statistically significant improvement in morbidity and mortality in patients with HFrEF. Between May 2019 and July 2020, an additional 59 adult patients were randomized at 17 sites within the U.S. as part of the post-market phase of the trial.

The safety and effectiveness data in the BeAT-HF pivotal trial support the HFrEF clinical benefits of Barostim. These results demonstrated that BAT is safe in patients with HFrEF, showed a directional reduction in the primary endpoint of CV mortality and HF morbidity (although not reaching statistical significance), and favored patient-centered symptomatic improvements at 6 and 12 months in 6MHW and at 6,12 and 24 months in the MLWHF quality of life and NYHA Class.

•	Exercise capacity (measured by the standardized 6MHW distance test): The BAT+ group showed an improvement at both 6 and 12 months compared to the Control group. The difference between the arms at 6 months was 56 meters and at 12 months the difference was sustained with 44 meters. These improvements between the groups are not only statistically significant, but they are approximately twice the clinically significant value of 25 meters.

•	Quality of life (measured by MLWHF): The BAT+ group showed a decrease (improvement) in quality of life points ranging from 17 to 20 points from baseline across the follow-up visits. The differences between the groups at 6, 12 and 24 months are -14, -8 and -10, respectively, which is not only statistically significant, but is greater than a clinically meaningful difference of 5 points.

•	Functional status (determined by NYHA classification): Approximately two-thirds of the BAT+ group improved at least one NYHA class across the follow-up visits. Additionally, the percentage of subjects improving between the arms at 6, 12 and 24 months was higher in the BAT+ group compared to the Control group.

•	Hierarchical Win Ratio: The hierarchical composite analysis using the Win Ratio was evaluated using the components of the CV morbidity and HF mortality endpoints and the MLWHF quality of life (CV mortality, heart transplant or LVAD, number of hospitalizations or emergency visits for HF, number of unscheduled clinical visits with IV diuretic and change from baseline in MLWHF at 12 months). This resulted in a Win Ratio of 1.26, reflecting beneficial trend in the heart transplant/LVAD over the course of the study and MLWHF at 12 months.

•	Freedom from All-Cause Mortality: In addition to the results above, freedom from all-cause mortality (all-cause death, LVAD and heart transplant) demonstrated a 34% reduction between the groups. In the BAT+ group, the crude event rate was 7.0 per 100 years with 38 events during 544 patient-years at risk. In the Control group, the crude event rate was 10.4 per 100 years with 51 events during 492 patient-years at risk. As shown below, the hazard ratio for all-cause mortality = 0.662 (95% CI 0.435, 1.007), representing a relative risk reduction of 34% in the BAT+ group compared with the Control group. The hazard ratio for all-cause mortality using a per protocol analysis = 0.589 (95% CI 0.380, 0.923), representing a relative risk reduction of 41% in the BAT+ group compared with the Control group.

The system or procedure related MANCE endpoint includes all events that occurred across the duration of follow-up. The analysis includes subjects in BAT+ group who had an implant attempted (n=159), representing 6,664 total months of implant follow-up. All implant attempts were successful. As shown below, the MANCE-free rate is 96.9%, with 154 out of 159 implanted patients being event free with a lower bound one-sided 95% confidence level of 93.5% (p value <0.001 compared to a performance goal of 85%).

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

This study provided the first evidence that chronic stimulation of carotid baroreceptors markedly and persistently reduced the sympathetic activation characterizing HF patients. It also demonstrated that the reduction is accompanied by the improvement of a major modulator of sympathetic activity, the arterial baroreflex and baroreflex activation is accompanied by favorable therapeutic impact on cardiac function and clinical profile, as shown in the improved quality of life, increased exercise tolerance and improved NYHA functional status.

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

HFpEF

In March 2020, after review of early clinical data and the competitive landscape, the FDA granted a Breakthrough Device designation for Barostim for the treatment of HFpEF. In 2023, the FDA admitted us into the Total Life Cycle Advisory Program (“TAP”) for Barostim’s treatment of HFpEF. TAP is an initial pilot program limited only to Breakthrough Device designated indications for new products.

Sales and marketing

We have established a systematic approach to market development which centers on active engagement across three key stakeholders in the HFrEF treatment paradigm—patients, physicians and hospitals.

Barostim has FDA approval to improve symptoms of HFrEF in the U.S. and an Active Implantable Medical Device Directive (“AIMDD”) CE Mark for the treatment of HFrEF and resistant hypertension in Europe. Additionally, the EU approved an amendment to the MDR (as defined below) which allows qualifying AIMDD CE certificates to be accepted through December of 2027. We have already met the qualifications identified within this amendment to allow continued distribution of Barostim through this time. We market our therapy in the U.S. to hospitals and clinics where EPs, HF specialists, interventional and general cardiologists and vascular surgeons treat patients with HFrEF.

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

Third-party coverage and reimbursement

Coding and payment in the United States

In the U.S., we sell Barostim primarily to hospitals, where the device is implanted in outpatient and inpatient settings. Our customers bill various third-party payors, such as government agencies, administrative contractors, commercial payors and integrated managed care organizations, for the cost required to treat each patient.

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

Physician reimbursement under Medicare is generally based on a defined fee schedule, the Physician Fee Schedule, through which payment amounts are determined by the relative values of the professional services rendered. Medicare provides reimbursement to hospitals using Barostim under the hospital outpatient prospective system (“OPPS”), which provides bundled amounts generally intended to reimburse a hospital for all facility costs related to procedures performed in its outpatient setting. Under the OPPS in 2023, the national Medicare payment to a hospital for a new patient implant or an IPG replacement is paid using the Level 5 Neurostimulator payment code APC 5465, which has a national average of $29,358. Under the 2024 OPPS final rule, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000, and took effect January 1, 2024. Payment codes such as APC 1580 are indexed to adjust for cost of living and thus vary by location. These payments generally cover the hospital’s costs for the device and the implantation procedure.

CMS had also granted a TPT payment for the implantation of Barostim in an outpatient setting, which took effect in January 2021 and expired at the end of 2023. The TPT payment was an incremental payment for new and innovative technologies that meet certain qualifications. It allowed hospitals to bill for a pass-through of the device cost, which included up to $35,000, and could be added to the procedure costs.

We anticipate inpatient procedures to continue to represent a small percentage of our sales. For these inpatient procedures, ICD-10-PCS codes 0JH60MZ + 03HL3M are commonly mapped into Diagnosis Related Group (“DRG”) 252, which has an established national average Medicare payment of $23,482 in 2024.

The surgeon implanting Barostim is paid an additional physician payment under the Medicare Physician Fee Schedule, and the physician that manages the device performs multiple device interrogations and is paid using the payment code APC 5721, which has a national average of $149 per visit in 2024.

Reimbursement rates from commercial payors vary depending on a variety of factors, including the commercial payor and contract terms.

Government program and commercial payor coverage in the United States

Since approximately 67% of our target treatment population includes Medicare-eligible patients, we have prioritized CMS coverage while simultaneously developing processes to engage commercial payors. As of July 2020, all Medicare Administrative Contractors (“MACs”) have retired automatic coverage denial policies, thereby allowing hospitals to be paid for our procedure. CMS has committed to considering additional process improvements to increase access to innovative devices. We will continue to monitor developments in this space, including decisions made by private payors, if any.

We will continue to leverage our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. We believe our market access team is highly effective in obtaining prior authorizations, including navigating the appeals process. We believe that we will continue to benefit from this efficient prior authorization process in the near-and-long-term by expanding on our positive coverage policies with commercial payors. In our discussions with commercial payors, we highlight our compelling and robust clinical data, including the long-term post-market BeAT-HF data, the potential economic cost-savings associated with our highly compliant treatment, increased patient demand and support from leading medical societies and KOLs. As our operations continue to grow, we intend to continue to further expand our market access team accordingly.

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

For the years ended December 31, 2023 and 2022, we incurred research and development expenses of $11.6 million and $10.0 million, respectively.

Competition

Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. We consider our primary competition to be other device-based therapies designed to treat patients with HFrEF and a narrow QRS complex.

There is only one other commercially available device-based option, CCM, that targets a limited subset of the same HFrEF patient population indicated for Barostim. CCM is offered by a privately-held medical technology company and has the potential to improve a patient’s quality of life and reduce symptoms of HFrEF. However, CCM is associated with a number of drawbacks, including not being designed to address the imbalance of the ANS; less favorable clinical effectiveness results in patients with LVEF 25–35% as compared to patients with LVEF 35–45% related to exercise capacity, quality of life and NYHA functional status; implantation through an invasive procedure that includes running electrical leads through the veins and attaching them to the heart’s ventricle, which may lead to increased risks to the patient; and the requirement that patients regularly charge the battery in their implanted device.

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

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2023, we owned 48 issued U.S. patents and had 12 pending U.S. patent applications. Outside of the U.S., we owned seven patents in multiple countries and had 14 pending applications. Our trademark portfolio focuses on nine trademarks in the U.S. and multiple other countries. Our patents cover aspects of our integrated platform technology, Barostim, including baroreflex methods, stimulus regimes, mapping methods, electrode designs, disease treatments, closed loop control, burst intervals, connection structures and baroreceptor locations, as well as future product concepts. The term of individual patents depends on the law of the countries in which they are granted. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. There is no active patent litigation involving any of our patents, and we have not received any notices of patent infringement.

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

Manufacturing and supply

We manage all aspects of manufacturing operations and product supply of Barostim, which include final assembly, testing and packaging of our IPG and stimulation lead, at our 31,505 square foot headquarters in Minneapolis, Minnesota. With minimal capital investment, our existing operations are capable of producing 5,000 IPGs and 5,000 stimulation leads per shift per year, and our manufacturing line was designed to be expandable and scalable in the future.

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

Seasonality

We expect that revenue could fluctuate from quarter to quarter as a result of timing and seasonality. We anticipate mild seasonality based on national holiday patterns specific to certain nations. These seasonal variations are difficult to predict accurately and may vary among different markets. In addition to the above factors, in the U.S. it is possible that we may experience seasonality based on patients’ annual deductibility limits under their health insurance coverage. In Europe, we may be required to engage in a contract bidding process in order to sell Barostim, which processes are only open at certain periods of time, and we may not be successful in such bidding processes. In addition, it is possible that we may experience variations in demand for our product in the first fiscal quarter of each year in Europe, following publication of new coverage status and changes in hospital budgets pertaining to allocation of funds to purchase products such as Barostim.

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

FDA pre-market clearance and approval requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, HDE, or PMA approval. Under the FDCA, medical devices are classified as Class I, Class II, Class III, or De Novo, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events and truthful and non-misleading labeling, advertising and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices must submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. De Novo is a medical device with no predicate or premarket device for comparing substantial equivalence which is subject to the 510(k) premarket notification. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared through the 510(k) process.

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

The new regulations:

•	Require demonstration of clinically meaningful outcomes for the performance of the medical device;
•	Require stricter control of Class IIb and Class III medical devices during the clinical investigational phase;
•	Require rigorous post-market oversight by the manufacturer and increased post-market surveillance authority by the Notified Body, including unannounced audits and product sample checks and testing;
•	Establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	Improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	Provide greater transparency by establishing a central database (EUDAMED) to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU; and
•	Strengthen rules for the assessment of certain high-risk devices, which may have to undergo an additional check by an independent expert panel before they are placed on the market.

To avoid market disruption and allow a smooth transition from the MDD/AIMDD to the MDR, several transitional provisions are in place, which include allowing devices lawfully placed on the market prior to expiration of their MDD/AIMDD CE Marks to remain available on the market and be put into service, both under certain prerequisites and until a certain time.

In 2022, we successfully completed the Stage 1 and 2 MDR Quality Management System (“QMS”) audits, and our Notified Body officially issued an approval document stating that the QMS has been assessed to the MDR and approved. We also received and responded to queries from all MDR sections, with the exception of Clinical Research, in 2022. We have since received confirmation that all sections of the submission have been reviewed and all queries have been responded to. The file remains under review.

Notably, the European Commission extended qualifying AIMDD CE certificates, including ours, through December 31, 2027. This extension was driven by delays in notified body reviews and approvals across the medical device industry as well as the fact that a substantial number of CE Mark certificates were continuing to expire during this unpredictable and extended transition period to MDR.

Regulation of medical devices under MDR

CE Marking

Manufacturers of medical devices must comply with the general safety and performance requirements of the MDR in order to obtain a CE Mark for the product and market the product in the EEA. To demonstrate compliance with the general safety and performance requirements, the manufacturer must undergo a conformity assessment procedure which requires the involvement of a Notified Body except for low-risk, self-certified medical devices of Class I. The Notified Body typically audits the quality management system of the manufacturer, which must comply with the current version of ISO 13485 requiring that manufacturers follow defined and approved design and development procedures, testing, control, documentation and other quality assurance procedures throughout the entire design and manufacturing process. The Notified Body also reviews the Technical File that includes the Biological Evaluation, Clinical Evaluation and Risk Management reports and Post Market Clinical Follow-Up (PMCF), among other items, submitted for approval of the CE Mark. If the quality management system audit and the technical file review are successful, the Notified Body issues certificates of conformity. These certificates entitle the manufacturer to draw up the EU declaration of conformity and affix the CE Mark to the labeling of its medical devices and place the medical device on the EEA market.

CE marking in UK and UK Conformity Assessed marking

Since January 1, 2021, the UK (excluding Northern Ireland) has recognized medical devices with an EEA-issued CE Mark, and has since indicated it will continue to do so until December 31, 2027. Additionally, certificates issued by EU-recognized Notified Bodies will continue to be valid for the UK market until December 31, 2027. Since January 1, 2021, all medical devices placed on the UK market must be registered with the Medicines and Healthcare products Regulatory Agency (the “MHRA”). There are different grace periods depending on the type of medical device to allow time for compliance with the new registration process. Where a medical device is not already registered with the MHRA, a conformity assessment must be conducted by an “authorised” body (a so-called UK Approved Body, approved by the MHRA) and a separate dossier application for the UKCA marking must be submitted. However, the data to support an EEA-issued CE Mark is expected to be sufficient for a UKCA mark. Manufacturers based outside the UK who wish to place a device on the UK market need to appoint a single UK Responsible Person who will take responsibility for the product in the UK. We have registered with MHRA, have a UK Responsible Person, and are prepared to conduct a conformity assessment when necessary.

CE Marking in Switzerland

Switzerland and the EU had a bilateral mutual recognition agreement (MRA) on conformity assessment, which entered into force in 2002, but ceased to be enforced on May 26, 2021. Currently, Switzerland unilaterally recognizes EU certificates of conformity for medical devices. Labeling and CE marking requirements for medical devices placed on the Swiss market must follow EU CE labeling requirements. To place a product on the Swiss market as an economic operator located outside of Switzerland, manufacturers, distributors, and importers must have a Swiss authorized representative (“CH-REP”). Product labeling should include the CH-REP name and address to show compliance. MDD/AIMDD devices with certificates issued by EU-recognized Notified Bodies will continue to be valid until December 31, 2027. We have engaged a CH-REP and the devices may continue to be sold in Switzerland through 2027.

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

As of December 31, 2023, we had approximately 200 employees worldwide, all of which were employed on a full-time basis. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

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

We have experienced significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $41.2 million and $41.4 million for the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, our accumulated deficit was $477.4 million and $436.2 million, respectively. We expect to continue to incur significant sales and marketing, research and development, regulatory and other expenses as we grow our U.S. commercial sales force and expand our marketing efforts to increase adoption of Barostim, add new features to Barostim, obtain regulatory clearances or approvals for our planned or future products and conduct clinical trials on our existing and planned or future products.

Until our IPO, we financed our operations primarily through convertible preferred stock financings and amounts borrowed under our previous loan and security agreement (“Horizon loan agreement”) with Horizon

Technology Finance Corporation. We had devoted substantially all of our financial resources to research and development activities as well as general and administrative expenses associated with our operations, including clinical and regulatory initiatives to obtain marketing approval. Since our IPO, we have invested substantially in sales and marketing efforts to support commercialization of Barostim. We will need to continue to generate significant additional revenue in order to achieve and sustain profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expected future operating losses, combined with our prior operating losses, may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We have a limited history operating as a commercial company and are highly dependent on a single product, Barostim. The failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations.

We first commercialized Barostim in the EEA in 2012 and in the U.S. in 2020 and therefore do not have a long history operating as a commercial company. We expect substantially all of our revenue to continue to be derived from sales of Barostim for the foreseeable future, the majority of which will be generated in the U.S. Although increasing as our commercial sales grow, Barostim still has limited product and brand recognition. In addition, demand for Barostim may decline or may not continue to increase as quickly as we expect. If we are unable to achieve significant market acceptance in the U.S. for Barostim, our results of operations will be adversely affected. Because we do not yet have other products currently in development, if we are unsuccessful in commercializing Barostim or are unable to market Barostim as a result of a quality problem, failure to maintain regulatory approvals, unexpected or serious complications or other unforeseen negative effects related to Barostim or the other factors discussed in these risk factors, we would lose our main source of revenue, and our business, reputation, liquidity and results of operations will be materially and adversely affected.

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

Physicians play a significant role in determining the course of a patient’s treatment and, subsequently, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing Barostim to physicians. In order for us to sell Barostim, we must successfully demonstrate to physicians and patients the merits of Barostim Therapy for use in treating patients with HFrEF. Specifically, Barostim is indicated for patients with NYHA Class III or II (with recent history of III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35%

and a NT-proBNP < 1,600 pg/ml. Barostim delivers Baroreflex Activation Therapy to improve patients’ NYHA functional status, 6MHW and quality of life. Acceptance of Barostim depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Barostim and communicating to physicians the proper application of Barostim Therapy for patients who meet Barostim’s eligibility criteria. If we are not successful in convincing physicians of the merits of Barostim Therapy, they may not use Barostim and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

Our competitors may develop and patent processes or products earlier than us, obtain patents that may apply to us at any time, obtain regulatory clearance or approvals for competing products more rapidly than us or develop more effective or less expensive products or technologies that render our technology or products obsolete or less competitive. We also face fierce competition, particularly in this tight labor market, in recruiting and retaining qualified sales, scientific and management personnel, establishing clinical trial sites and enrolling patients in clinical studies. If our competitors are more successful than us in these matters, our business may be harmed. In addition, we face a particular challenge overcoming the long-standing practices by some physicians of using the products of our larger, more established potential competitors. Physicians who have completed many successful implants using the products made by these competitors may be reluctant to try new products from a source with which they are less familiar. If these physicians do not try and subsequently adopt our product, then our revenue growth will slow or decline.

If we fail to receive access to hospitals, our sales may decrease.

In the U.S., in order for physicians to use Barostim, hospitals where these physicians treat patients typically require us to enter into purchasing contracts. This process can be lengthy, time-consuming and require extensive negotiations and management time, which could include an approval by a customer’s value analysis committee. In the EEA, from time to time certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospitals via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

We are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business.

We currently source certain components for Barostim from a limited number of suppliers. Our ability to supply Barostim commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply or quality agreements with some of our limited suppliers, some of which supply components critical to our products, such as modules, batteries and electrodes. We cannot guarantee that our suppliers will be able to meet our demand for their products and services, either because of the nature of our arrangements with those suppliers, our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers. Further, due to our limited operating history and expected future expansion, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including, among others:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;

•	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;
•	we may not be able to obtain an adequate supply of components in a timely manner or on commercially reasonable terms;
•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the effectiveness or safety of Barostim or cause delays in shipment;
•	we may have difficulty locating and qualifying alternative suppliers;
•	switching components or suppliers may require product redesign and possibly submission to the FDA, EEA or other foreign regulatory bodies, which could significantly impede or delay our commercial activities; one or more of our limited source suppliers may be unwilling or unable to supply components of Barostim;
•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•	we do not conduct rigorous, formal environmental, social or governance due diligence on our supply chain and thus may not be aware if our suppliers pose such risks;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and
•	our suppliers may encounter financial or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

As demand for Barostim increases, we have invested, and expect to continue to invest, additional resources to purchase components, hire and train employees and enhance our manufacturing processes. If we fail to increase our production capacity efficiently, our sales may not increase in line with our forecasts and our operating margins could fluctuate or decline. In addition, although we expect some of our product candidates in development to share product features and components with Barostim, manufacturing of these product candidates may require the modification of our production lines, the hiring of specialized employees, the identification of new suppliers for specific components, or the development of new manufacturing technologies. It may not be possible for us to manufacture these product candidates at a cost or in quantities sufficient to make these product candidates commercially viable. Any of these factors may affect our ability to manufacture our product and could reduce our gross margin and profitability.

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

We will likely need to conduct additional clinical studies in the future to support approval for new indications. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, IRBs, ethics committees, EU competent authorities or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•	patients or investigators do not comply with study protocols;
•	patients do not return for post-treatment follow-up at the expected rate;
•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products, such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;
•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•	difficulties or delays associated with establishing additional clinical sites;
•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or perform in a manner inconsistent with the investigator agreement, clinical study protocol, good clinical practices, other FDA, IRB or ethics committee requirements and EEA member state or other foreign regulations governing clinical trials;
•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;
•	changes in federal, state, or foreign governmental statutes, regulations or policies;
•	interim results are inconclusive or unfavorable as to immediate and long-term safety or effectiveness;
•	regional or worldwide conditions, like an infectious disease or pandemic, precluding or interfering with execution;
•	the study design is inadequate to demonstrate safety and effectiveness; or
•	the statistical endpoints are not met.

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

Although non-compete agreements are becoming more disfavored and, in some cases, banned, many executive officers and employees in the medical device industry are still subject to strict non-compete or confidentiality agreements with their employers. In addition, some of our existing and future employees are subject to confidentiality agreements with previous employers. Our competitors may allege breaches of and seek to enforce such non-compete agreements or initiate litigation based on such confidentiality agreements.

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

Our results of operations could be adversely affected by general conditions in the economy and the financial markets. Concerns over economic and political stability, inflation levels and related efforts to mitigate inflation, a potential recession, the level of U.S. national debt, currency fluctuations and volatility, the rate of growth of Japan, China and other Asian economies, unemployment, the availability and cost of credit, trade relations, including the imposition of various sanctions and tariffs, infectious diseases or pandemics, climate-related events, energy costs and geopolitical uncertainty and conflict have contributed to increased volatility and diminished expectations for the economy and markets in general. An economic downturn could result in a variety of risks to our business, including weakened demand for Barostim and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our manufacturers or suppliers, resulting in supply disruption, or causing our customers to delay making payments for our services. Certain of the foregoing have harmed and could in the future harm our business, and we cannot anticipate all of the ways in which the economic climate and financial market conditions may further affect our business.

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

Medicare reimbursement levels are important to increasing adoption of Barostim because nearly two-thirds of the target patient population for Barostim is over the age of 65. In the 2024 OPPS final rule issued in November 2023, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. The new payment took effect January 1, 2024. Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business. From time to time, physicians and hospitals have in the past experienced, and others may experience, delays in Medicare reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

A pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business.

Pandemics, epidemics or outbreaks of an infectious disease may adversely affect our business. Numerous state and local jurisdictions have historically imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of infectious disease. Such orders or restrictions previously resulted, and may in the future result, in reduced operations at our headquarters, slowdowns and delays, travel restrictions and cancellation of events and restrictions on the ability of our front-line sales representatives to attend procedures in which our products are used, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers for training and case support; the ability of hospitals and surgical centers to staff and conduct procedures; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; and delays in clinical trials and studies, especially if study subjects are reluctant to present themselves at medical facilities.

While the potential economic impact brought by and the duration of any pandemic, epidemic or outbreak of an infectious disease may be difficult to assess or predict, it may result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. To the extent a pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build our commercial sales force in the U.S., investigate the potential use of Barostim for the treatment of other HF conditions, continue to grow our business and operate as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization and research and development efforts. We believe that our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least the next three years. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. As a result, we may need to seek additional funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the fiscal years ended December 31, 2023 and 2022, net cash used in operating activities was $39.0 million and $42.7 million, respectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including, among others:

•	the scope and timing of our continued investment in our U.S. commercial infrastructure and sales force;
•	the costs of commercialization activities, including product sales, marketing, manufacturing and distribution and hiring additional members for our direct sales and marketing team in the U.S.;
•	the degree and rate of market acceptance of Barostim;
•	the research and development activities we intend to undertake in order to pursue product enhancements and expand HF indications;
•	the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations; and
•	the emergence of competing technologies or other adverse market developments.

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

We expect that revenue could fluctuate from quarter to quarter as a result of timing and seasonality. We anticipate mild seasonality based on national holiday patterns specific to certain nations. These seasonal variations are difficult to predict accurately, may vary amongst different markets, and at times may be entirely unpredictable. In addition to the above factors, in the U.S. it is possible that we may experience seasonality based on patients’ annual deductibility limits under their health insurance coverage. While historically seasonality has been minimal, we anticipate increased seasonality due to our increased focus on sales within the U.S. These seasonal variations are difficult to predict accurately, may vary among different markets and at times may be entirely unpredictable, which introduces additional risk into our business as we rely upon forecasts of customer demand to build inventory in advance of anticipated sales. In addition, we believe our limited history commercializing our products has, in part, made our seasonal patterns more difficult to discern and therefore predict.

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

We have generated and expect to continue to generate significant federal and state net operating loss (“NOLs”) and tax credit carryforwards. As of December 31, 2023, we had federal and state NOL carryforwards of approximately $389.9 million and $7.3 million, respectively. The federal NOLs began expiring in 2021 and state NOLs began expiring in 2020. As of December 31, 2023, we had federal and state tax credit carryforwards of approximately $9.8 million and $2.0 million, respectively. The federal and state tax credit carryforwards began expiring in 2021 and begin expiring in 2028, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted on December 22, 2017 commonly referred to as the “Tax Cuts and Jobs Act,” as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited.

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

In order to continue to sell Barostim in Europe, we must comply with the MDR and its evolving transition requirements. We have submitted our application for Barostim to comply with the general safety and performance requirements of the EU MDR (which are similar to the Essential Requirements of the AIMDD), and it is currently under review. Additionally, the EU did approve an amendment to the MDR which allows qualifying AIMDD CE certificates to be accepted through December of 2027. We have already met the qualifications identified within this amendment to allow continued distribution of Barostim through this time. Failing to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body (the National Standards Authority of Ireland, or NSAI), which could impair our ability to market products in the EEA in the future.

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

We are subject to certain federal, state and foreign fraud and abuse laws, transparency and privacy and security laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws and regulations could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We are subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the U.S., the laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;
•	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;

•	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•	the federal HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;
•	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•	the federal physician payments sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics and medical supplies to report annually to HHS information related to payments and other transfers of value to certain healthcare providers and teaching hospitals;
•	state and foreign law analogs of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of personal and health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

To comply with the requirements of being a public company, we are undertaking and expect to continue to undertake various actions, including implementing and maintaining new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We have developed and expect to continue to refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on internal control over financial reporting. The Sarbanes-Oxley Act also requires that our management report on internal control over financial reporting be attested to by our independent registered public accounting firm, to the extent we are no longer an “emerging growth company,” as defined by the JOBS Act, and are not a non-accelerated filer. We do not expect to have our independent registered public accounting firm attest to our management report on internal control over financial reporting for so long as we are an emerging growth company.

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

Our principal stockholders, management and directors (two of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 52% of our outstanding voting stock. Two of our non-employee directors are also affiliated with certain of our principal stockholders. Therefore, if they act together, these stockholders will have the ability to influence us through this ownership position and matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We rely on our information technology to operate our business and provide our Barostim Therapy to patients. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

As part of our broader risk management framework, we have identified the potential cybersecurity risks to our business. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have an incident response plan in place that outlines containment, eradication and recovery plans in the event of a cybersecurity threat or incident.

We engage a third-party consultant to assist us with designing controls and our cybersecurity risk management framework. We are also engaging with a third party to perform penetration testing. We also retain third parties to assist with the monitoring and detection of cybersecurity threats and responding to any cybersecurity threats or incidents.

With respect to third parties that manage or use our information technology or data, we obtain reports to assess the security of their systems and processes. We engage in ongoing monitoring of all third-party providers to ensure compliance with our cybersecurity standards.

We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our Board of Directors recently assigned specific oversight responsibility for cybersecurity to our Audit Committee, which also oversees our general risk management. The Audit Committee reviews and discusses with management our policies, practices and risks related to information security and cybersecurity.

Our chief financial officer has primary responsibility for assessing, monitoring and managing cybersecurity risks. Leaders of our information technology and device engineering, together with members of our finance team, comprise our Cybersecurity Committee, which meets to assess cybersecurity risks and identify new risks and assess our risk management framework on a quarterly basis. Among the members of this committee are employees who are knowledgeable about our products and systems, have prior experience managing cybersecurity risks, and maintain an active Certified Information Systems Security Professional certification.

Our chief financial officer provides an update to the Audit Committee on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Audit Committee, and then the Board of Directors, of any material threats or incidents that arise.

Item 2. Properties

We lease 31,505 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and expires August 31, 2028. We intend to add new facilities as we grow and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

Holders

As of February 2, 2024, there were approximately 68 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HFrEF and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides Baroreflex Activation Therapy by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently indicated by the FDA for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/m and is CE Marked for HFrEF and resistant hypertension.

Since our inception our activities have consisted primarily of developing Barostim Therapy, conducting our BeAT-HF pre-market and post-market pivotal studies in the U.S. and filing for regulatory approvals. Our ability to generate significant revenue from product sales and become profitable will depend on our ability to continue to successfully commercialize Barostim and any product enhancements we may advance in the future. We expect to derive future revenue by continuing to both expand our own dedicated salesforce and increase awareness of Barostim among payors, physicians and patients.

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

The costs for the device and implantation procedure are reimbursed through various third-party payors, such as government agencies and commercial payors. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the CMS while simultaneously developing processes to engage commercial payors. All MACs have retired their official automatic coverage denial policies for our CPT codes, thereby allowing hospitals to submit payment requests for the Barostim procedure to be adjudicated on a claim-by-claim basis. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the EEA, such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. We had $30.0 million in outstanding Term Loans under the Loan Agreement at December 31, 2023. The Loan Agreement provides for an additional tranche of up to $20.0 million, based on the timing and other conditions set forth in the Loan Agreement. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

In December 2023, the FDA approved expanded labeling for Barostim based on the BeAT-HF trial data, resulting in simplification and clarification of the indications for use as well as inclusion of the primary endpoint results, the 6, 12 and 24 month symptomatic data, the Win Ratio and the all-cause mortality data in the “Clinical Summary” discussion included in Barostim’s indications for use. We currently believe this would increase our annual market opportunity in the U.S. to an estimated $2.2 billion, or 76,000 patients, based on this new long-term safety and effectiveness data as well as our commercial experience and, as discussed below, the new reimbursement assignment for Barostim in 2024.

In the 2024 OPPS final rule issued in November 2023, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. The new payment took effect January 1, 2024.

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

Components of results of operations

Revenue

Our U.S. sales have steadily increased since the pre-market approval of Barostim by the FDA in August 2019, and the subsequent reimbursement changes. We expect to continue to drive increases in revenue through our efforts to increase awareness of Barostim among physicians, patients and payors, and by the expansion of our U.S. sales force, as well as by seeking expanded labeling for Barostim. As a result, we expect that U.S. sales will continue to account for the majority of our revenue going forward.

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

Results of operations

Consolidated results of operations for the year ended December 31, 2023, compared to the year ended December 31, 2022

	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
Revenue	$39,295	$22,469	$16,826	75%
Cost of goods sold	6,256	4,999	1,257	25%
Gross profit	33,039	17,470	15,569	89%
Gross margin	84%	78%
Operating Expenses:
Research and development	11,633	9,952	1,681	17%
Selling, general and administrative	64,509	50,045	14,464	29%
Total operating expenses	76,142	59,997	16,145	27%
Loss from operations	(43,103)	(42,527)	(576)	1%
Interest expense	(1,799)	(165)	(1,634)	NM
Other income, net	3,850	1,373	2,477	180%
Loss before income taxes	(41,052)	(41,319)	267	(1)%
Provision for income taxes	(147)	(109)	(38)	35%
Net loss	$(41,199)	$(41,428)	$229	(1)%

NM – Not meaningful

Revenue

	Revenue by Geography
	Year ended
	December 31,		Change
(in thousands)	2023	2022	$	%
United States	$35,111	$18,021	$17,090	95%
Europe	4,184	4,448	(264)	(6)%
Total Revenue	$39,295	$22,469	$16,826	75%

Revenue was $39.3 million for the year ended December 31, 2023, an increase of $16.8 million, or 75%, over the year ended December 31, 2022.

Revenue generated in the U.S. was $35.1 million for the year ended December 31, 2023, an increase of $17.1 million, or 95%, over the year ended December 31, 2022. HF revenue in the U.S. totaled $34.6 million and $17.6 million for the years ended December 31, 2023 and 2022, respectively. The increase was primarily driven by continued growth as a result of the expansion into new sales territories and new accounts, as well as increased physician and patient awareness of Barostim. Total HF revenue units in the U.S. totaled 1,123 and 587 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, we had a total of 178 active implanting centers, as compared to 106 as of December 31, 2022. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. The number of sales territories in the U.S. increased by 12 to a total of 38 during the year ended December 31, 2023. A sales territory is an established regional area held by an account manager, typically after six to nine months of employment.

Revenue generated in Europe was $4.2 million for the year ended December 31, 2023, a decrease of $0.3 million, or 6%, over the year ended December 31, 2022. Total revenue units in Europe decreased to 207 for the year ended December 31, 2023, from 231 for the prior year period. The number of sales territories in Europe remained consistent at six during the year ended December 31, 2023.

Cost of goods sold and gross margin

Cost of goods sold increased $1.3 million, or 25%, to $6.3 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily due to higher sales of Barostim.

Gross profit was $33.0 million for the year ended December 31, 2023, an increase of $15.6 million, or 89%, over the year ended December 31, 2022. Gross margin increased to 84% for the year ended December 31, 2023, compared to 78% for the year ended December 31, 2022. Gross margin for the year ended December 31, 2023 was higher due to a decrease in the cost per unit and an increase in the average selling price.

Research and development expenses

R&D expenses increased $1.7 million, or 17%, to $11.6 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This change was primarily driven by a $1.7 million increase in compensation expenses, mainly as a result of increased headcount and a $0.6 million increase in non-cash stock-based compensation expense, partially offset by a $0.8 million decrease in clinical study expenses.

Selling, general and administrative expenses

SG&A expenses increased $14.5 million, or 29%, to $64.5 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This change was driven by a $8.6 million increase in compensation expenses, mainly as a result of increased headcount, a $2.3 million increase in marketing and advertising expenses, primarily related to the commercialization of Barostim in the U.S., a $1.8 million increase in non-cash stock-based compensation expense, a $1.5 million increase in travel expenses and a $1.0 million increase in consulting expenses, partially offset by a $0.3 million decrease related to D&O insurance costs and a $0.2 million decrease in professional fees.

Interest expense

Interest expense increased $1.6 million, to $1.8 million for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net was $3.9 million for the year ended December 31, 2023, compared to $1.4 million for the year ended December 31, 2022. This increase was primarily driven by higher interest rates on interest-bearing accounts partially offset by a lower cash balance.

Provision for income taxes

Provision for income taxes was nominal for the years ended December 31, 2023 and 2022.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2023 and 2022, we had cash and cash equivalents of $90.6 million and $106.2 million, respectively. For the years ended December 31, 2023 and 2022, our net losses were $41.2 million and $41.4 million, respectively. Our net cash used in operating activities for the years ended December 31, 2023 and 2022, was $39.0 million and $42.7 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. We had $30.0 million in outstanding Term Loans under the Loan Agreement at December 31, 2023. The Loan Agreement provides for an additional tranche of up to $20.0 million, based on the timing and other conditions set forth in the Loan Agreement.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. As of December 31, 2023, no shares have been sold.

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

We believe that our existing cash resources and Loan Agreement for Term Loans together with revenue will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next three years. If these sources are insufficient to satisfy our liquidity requirements, or provide funding to execute or accelerate our growth strategies, however, we may seek to sell additional equity or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Additional financing may not be available at all or may only be available in amounts or on terms that we do not deem to be favorable. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to delay the commercialization and marketing of Barostim.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended
	December 31
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(39,021)	$(42,677)
Investing activities	(591)	(685)
Financing activities	23,984	7,493
Effect of exchange rate changes on cash and cash equivalents	3	(9)
Net change in cash and cash equivalents	$(15,625)	$(35,878)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2023 was $39.0 million and consisted primarily of a net loss of $41.2 million and a decrease in net operating assets of $4.8 million, partially offset by $6.3 million from non-cash stock-based compensation expense, $0.5 million from the depreciation of property and equipment and $0.2 million from amortization of deferred financing costs and loan discount. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accrued expenses to support the growth of our operations and accounts payable.

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

Cash used in investing activities:

Cash used in investing activities was $0.6 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the year ended December 31, 2023 was $24.0 million and consisted of $22.5 million related to proceeds from debt financing, $0.9 million related to proceeds from the Employee Stock Purchase Plan and $0.7 million related to proceeds from the exercise of common stock options, partially offset by debt financing costs of $0.2 million.

Net cash provided by financing activities for the year ended December 31, 2022 was $7.5 million and consisted of $7.5 million related to proceeds from debt financing, $0.6 million related to proceeds from the Employee Stock Purchase Plan and $0.2 million related to proceeds from the exercise of common stock options, partially offset by debt financing costs of $0.8 million.

Indebtedness

On October 31, 2022, we entered into the Loan Agreement with Innovatus, as the collateral agent and a lender, under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term

Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans mature on January 31, 2028 and require interest-only payments until November 1, 2027. The Term Loans are secured by substantially all of our personal property. We have the option to draw down up to $20.0 million between September 1, 2024 and December 15, 2024 if we achieve trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period.

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

●	Fair value of common stock — For valuations after the completion of the IPO, our Board of Directors determines the fair value of each share of common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.

●	Expected share price volatility — Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar (guideline) companies that are publicly traded. The historical volatility is calculated based on a period of time commensurate with the expected term assumption. The group of guideline companies have characteristics similar to us, including stage of product development and focus on the life science industry.
●	Expected term of an award — Determined based on our analysis of historical exercise behavior while taking into consideration various participant demographics and option characteristics. We utilize the simplified method to develop the estimate of the expected term.
●	Risk-free interest rate — Based on a treasury instrument whose term is consistent with the expected term of the stock options.
●	Expected dividend yield — We assume an expected dividend yield of zero, as we have never paid dividends and have no current plans to pay any dividends on our common stock.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

The risk associated with fluctuating interest rates is primarily limited to our cash equivalents and debt under the Loan Agreement, which are carried at quoted market prices and the prime rate, respectively. We do not currently use or plan to use financial derivatives in our investment portfolio.

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

Credit risk

As of December 31, 2023 and 2022, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CVRx, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVRx, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

February 9, 2024

CVRx, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$90,569	$106,194
Accounts receivable, net of allowances of $508 and $679, respectively	7,551	5,504
Inventory	10,983	6,957
Prepaid expenses and other current assets	2,987	4,223
Total current assets	112,090	122,878
Property and equipment, net	1,763	1,698
Operating lease right-of-use asset	1,349	334
Other non-current assets	27	27
Total assets	$115,229	$124,937
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,884	$1,719
Accrued expenses	5,980	6,369
Total current liabilities	7,864	8,088
Long-term debt	29,222	6,747
Operating lease liability, non-current portion	1,160	117
Other long-term liabilities	1,036	805
Total liabilities	39,282	15,757
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of December 31, 2023 and 2022; 20,879,199 and 20,663,736 shares issued and outstanding as of December 31, 2023 and 2022, respectively	209	207
Additional paid-in capital	553,326	545,362
Accumulated deficit	(477,381)	(436,182)
Accumulated other comprehensive loss	(207)	(207)
Total stockholders’ equity	75,947	109,180
Total liabilities and stockholders’ equity	$115,229	$124,937

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2023	2022
Revenue	$39,295	$22,469
Cost of goods sold	6,256	4,999
Gross profit	33,039	17,470
Operating expenses:
Research and development	11,633	9,952
Selling, general and administrative	64,509	50,045
Total operating expenses	76,142	59,997
Loss from operations	(43,103)	(42,527)
Interest expense	(1,799)	(165)
Other income, net	3,850	1,373
Loss before income taxes	(41,052)	(41,319)
Provision for income taxes	(147)	(109)
Net loss	(41,199)	(41,428)
Cumulative translation adjustment	—	(9)
Comprehensive loss	$(41,199)	$(41,437)
Net loss per share, basic and diluted	$(1.99)	$(2.02)
Weighted-average common shares used to compute net loss per share, basic and diluted	20,754,375	20,532,838

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2021	20,399,337	$204	$540,707	$(394,754)	$(198)	$145,959
Exercise of stock options	150,509	2	182	—	—	184
Proceeds from Employee Stock Purchase Plan	113,890	1	586	—	—	587
Employee stock compensation	—	—	3,887	—	—	3,887
Net loss for the year ended December 31, 2022	—	—	—	(41,428)	—	(41,428)
Cumulative translation adjustment	—	—	—	—	(9)	(9)
Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	144,187	1	727	—	—	728
Proceeds from Employee Stock Purchase Plan	71,276	1	934	—	—	935
Employee stock compensation	—	—	6,303	—	—	6,303
Net loss for the year ended December 31, 2023	—	—	—	(41,199)	—	(41,199)
Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(41,199)	$(41,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,303	3,887
Depreciation of property and equipment	522	412
Loss on disposal of equipment	4	—
Amortization of deferred financing costs and loan discount	154	25
Changes in operating assets and liabilities:
Accounts receivable	(2,047)	(2,944)
Inventory	(4,026)	(3,077)
Prepaid expenses and other current assets	1,273	(1,634)
Accounts payable	165	1,209
Accrued expenses	(170)	873
Net cash used in operating activities	(39,021)	(42,677)
Cash flows from investing activities:
Purchase of property and equipment	(591)	(685)
Net cash used in investing activities	(591)	(685)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	728	184
Proceeds from Employee Stock Purchase Plan	935	587
Proceeds from debt financing	22,500	7,500
Debt financing costs	(179)	(778)
Net cash provided by financing activities	23,984	7,493
Effect of currency exchange on cash and cash equivalents	3	(9)
Net change in cash and cash equivalents	(15,625)	(35,878)
Cash and cash equivalents at beginning of year	106,194	142,072
Cash and cash equivalents at end of period	$90,569	$106,194
Supplemental Information:
Cash paid for interest	$1,396	$59
Cash paid for income taxes	4	5

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Notes to Consolidated Financial Statements

1.	Business organization

CVRx, Inc. (the “Company”) was incorporated in Delaware and is headquartered in Minneapolis, Minnesota. We have developed and is marketing a medical device, Barostim, for heart failure (“HF”) and resistant hypertension. We are focused on the sale of our product in the U.S. and Europe.

Management expects that operating losses and negative cash flows from operations could continue in the foreseeable future. There is no assurance that we will generate sufficient product sales to produce positive earnings or cash flows.

2.	Summary of significant accounting policies

Statement presentation and basis of consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of CVRx, Inc., its wholly owned subsidiary, CVRx Switzerland LLC, and its sales branch in Italy, which was closed during 2023. All intercompany balances and transactions have been eliminated in consolidation.

JOBS Act accounting election

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

Use of estimates

Preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of December 31, 2023 and 2022, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of December 31, 2023 and 2022, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

ASU 2016-13 became effective for us for interim and annual periods beginning January 1, 2023. We have determined that the adoption of ASU 2016-13 did not have a material impact on our results of operations, cash flows, or financial position as we do not have a history of credit losses.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We regularly review inventory quantities in consideration of actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

Leases

Operating leases are included in operating lease right-of-use (“ROU”) asset, accrued expenses and operating lease liability – non-current portion in our consolidated balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We used the incremental borrowing rate based on information readily available at the time of recognition to determine the present value of the lease payments. The determination of our incremental borrowing rate requires management judgement based on information available at lease commencement.

Revenue recognition

We sell our products primarily through a direct sales force and to a lesser extent through a combination of sales agents and independent distributors. Our revenue consists primarily of the sale of our Barostim, which consists of two implantable components: a pulse generator and a stimulation lead.

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. We recognize net revenue on product sales, adjusted for any applicable estimates of variable consideration, when the customer obtains control of our product, which generally occurs at a point in time upon delivery based on the contractual shipping terms of a contract. All our contracts have a single performance obligation and our payment terms with customers are generally between 30 and 90 days. Variable consideration related to certain customer rebates is estimated based on the amounts expected to be paid based on the agreement with the customer.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2023. This ASU will be effective for our annual period ended December 31, 2024.

3.	Selected balance sheet information

Inventory consists of the following at:

	December 31,	December 31,
(in thousands)	2023	2022
Raw material	$4,714	$2,390
Work-in-process	654	1,033
Finished goods	5,615	3,534
	$10,983	$6,957

Property and equipment, net consists of the following at:

	December 31,	December 31,
(in thousands)	2023	2022
Office furniture and equipment	$402	$350
Lab equipment	2,721	2,684
Computer equipment and software	776	618
Leasehold improvements	98	95
Capital equipment in process	554	231
	4,551	3,978
Less: Accumulated depreciation and amortization	2,788	2,280
	$1,763	$1,698

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.5 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively.

Accrued expenses consist of the following at:

	December 31,	December 31,
(in thousands)	2023	2022
Clinical trial and other professional fees	$277	$1,733
Bonuses	3,335	2,303
Paid time off	770	960
Customer rebates	411	256
Operating lease liability, current portion	231	222
Taxes	125	120
Other	831	775
	$5,980	$6,369

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed an additional $15.0 million under the second tranche of the Loan Agreement. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $1.4 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. We have the option to draw down up to $20.0 million between September 1, 2024 and December 15, 2024 if we achieve trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025 or the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of December 31, 2023.

In connection with the Loan Agreement, we recorded $1.0 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

December 31,
(in thousands)	2023
2024	$—
2025	—
2026	—
2027	—
2028	20,000
2029	10,000
30,000
Less: Unamortized debt costs and discounts	(778)
Long-term debt	$29,222

5. Leases

We lease 31,505 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and was scheduled to expire August 31, 2024. On April 21, 2023, we extended the operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months through August 31, 2028. On November 7, 2023, we expanded our existing office space with the addition of 7,615 square feet of property adjacent to our principal executive offices and our manufacturing facility. The term on this expanded property is for 57 consecutive months that will run concurrently with the term on the existing lease. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes and insurance.

The following table presents the lease balances within the consolidated balance sheets:

December 31,
(in thousands)	2023
Right-of-use assets:
Operating lease right-of-use asset	$1,349
Operating lease liabilities:
Accrued expenses	231
Operating lease liability, non-current portion	1,160
Total operating lease liabilities	$1,391

Maturities of our lease liability for our operating lease are as follows as of December 31, 2023:

December 31,
(in thousands)	2023
2024	315
2025	350
2026	362
2027	374
2028	223
Total undiscounted lease payments	1,624
Less: imputed interest	(233)
Present value of lease liability	$1,391

As of December 31, 2023, the remaining lease term was 4.7 years, and the weighted average discount rate was 6.7%. The operating cash outflows from our operating lease were $0.4 million for each of the years ended December 31, 2023 and 2022.

6.	Stockholders’ equity

We have common stock warrants exercisable for 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share.

7.	Stock-based compensation

Summary of plans and activity

In June 2001, our Board of Directors and stockholders established the 2001 Stock Incentive Award Plan (“2001 Plan”). Under the 2001 Plan, as amended, 2,674,749 shares of common stock had been reserved for the issuance of incentive stock options granted to employees, non-employee directors, consultants or independent contractors. Options granted under the 2001 Plan have vesting terms that range from the date of grant to four years and expire within a maximum term of 10 years from the grant date.

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,033,186 shares being reserved for issuance under the 2021 Plan as of January 1, 2023. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of December 31, 2023, there were 1,671,202 shares available for future issuance under the 2021 Plan.

Options are granted at exercise prices not less than the fair market value (as determined by the Board of Directors) of our common stock on the date of grant.

During the years 2008 through the IPO, the Board of Directors authorized the grant of stock options for the purchase of shares of common stock to the employers of certain non-employee directors. The options were not granted under the 2001 Plan or the 2021 Plan, but terms are substantially the same as our standard form of option agreement for non-employee directors as they have an exercise price not less than the fair market value on the grant date and vest over 48 months from the date of grant.

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2021	2,749,441	$7.93	$16,262
Granted	1,486,805	$8.14
Cancelled / Forfeited	(328,902)	$7.96
Exercised	(150,509)	$1.22
Balance as of December 31, 2022	3,756,835	$8.28	$36,616
Granted	1,161,926	$14.20
Cancelled / Forfeited	(285,729)	$10.52
Exercised	(144,187)	$5.05
Balance as of December 31, 2023	4,488,845	$9.77	$97,266
Options exercisable as of December 31, 2023	2,450,327	$7.27	$59,295

As of December 31, 2023, stock options outstanding included 8,559 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of December 31, 2023, the weighted average remaining contractual life was 7.3 years. For options exercisable as of December 31, 2023, the weighted average remaining contractual life was 6.3 years.

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 206,637 shares being reserved for issuance under the ESPP as of January 1, 2023. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. The first purchase date under the ESPP was June 30, 2022. For the year ended December 31, 2023, 71,276 shares of common stock were purchased under the ESPP for $0.9 million of employee contributions. As of December 31, 2023, there were 503,634 shares available for issuance under the ESPP.

Stock-based compensation expense

We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP purchase rights on the grant date. We measure stock-based compensation expense based on the grant date fair value of the award and recognizes compensation expense over the requisite service period, which is generally the vesting period for stock options and the offering period for ESPP purchase rights. The amount of stock-based compensation expense recognized for stock option awards during a period is based on the portion of the awards that are ultimately expected to vest. The amount of stock-based compensation expense recognized for ESPP purchase rights during a period is based on the estimated purchase rights as of the grant date. We account for forfeitures as they occur.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2023 and 2022.

December 31,
	2023	2022
Weighted average fair value of options granted	$10.65	$4.72
Expected term (in years) — non-officer employees	5.5 to 6.1	5.3 to 6.1
Expected term (in years) — officer employees	2.5 to 6.1	3.2 to 6.1
Expected volatility	77.2% to 79.6%	56.3% to 60.4%
Expected dividend yield	—%	—%
Risk-free interest rate	3.40% to 4.89%	1.75% to 4.18%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2023 and 2022.

	December 31,
	2023	2022
Weighted average fair value per ESPP purchase right	$5.64	$1.95
Expected term (in years)	0.5	0.5
Expected volatility	76.2% to 84.6%	51.3% to 62.9%
Expected dividend yield	—%	—%
Risk-free interest rate	4.77% to 5.53%	0.22% to 2.52%

We review these assumptions on a periodic basis and adjust them, as necessary. We utilize the simplified method to develop the estimate of the expected term for stock option awards and ESPP purchase rights. The expected volatility is based upon observed volatility of comparable public companies. The expected dividend yield is assumed to be zero, as we have never paid dividends and have no current plans to do so. The risk-free interest rate is based on the yield on U.S. Treasury securities for a period approximating the expected term of the options being valued.

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2023	2022
Stock options	$5,901	$3,664
Employee Stock Purchase Plan	402	223
Total stock-based compensation expense	6,303	3,887

Selling, general & administrative	$5,073	$3,304
Research & development	1,152	519
Cost of goods sold	78	64
	$6,303	$3,887

As of December 31, 2023, unrecognized compensation expense related to unvested stock-based compensation arrangements was $13.4 million. As of December 31, 2023, the related weighted average period over which the expense is expected to be recognized is approximately 2.4 years.

8.	Income taxes

As of December 31, 2023 and 2022, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position.

The components of our provision for income taxes are as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2023	2022
Current
Federal and state	$—	$—
Foreign	147	109
Total provision for income taxes	$147	$109

The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows for the periods indicated:

	Year Ended
	December 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
Permanent differences	(4.3)	(2.1)
Research and development ("R&D") tax credit	1.4	0.8
Uncertain tax position	(0.3)	(0.3)
State, net of federal benefit	2.6	(0.5)
Deferred rate change	0.4	0.3
Change in valuation allowance	(21.2)	(19.5)
Total	(0.4)%	(0.3)%

Significant components of net deferred tax assets were as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$89,173	$82,050
R&D tax credits	9,664	9,072
Capitalized R&D expenses	8,963	8,412
Non-qualified stock options	1,473	752
Start-up costs	680	894
Accrued vacation	179	212
Property and equipment	59	144
Other	361	300
Total deferred tax assets	110,552	101,836
Valuation allowance	(110,552)	(101,836)
Net deferred tax assets	$—	$—

As of December 31, 2023, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $389.9 million and $7.3 million, respectively. The federal NOLs began expiring in 2021 and the state NOLs began expiring in 2020. As of December 31, 2023, we had federal and state tax credit carryforwards of approximately $9.8 million and $2.0 million, respectively. The federal tax credit carryforwards began expiring in 2021 and the state tax credits will begin expiring in 2028.

Utilization of NOLs may be subject to an annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. We have not performed a detailed analysis to determine whether an ownership change has occurred. Such a change of ownership would limit our utilization of the NOLs and could be triggered by subsequent sales of securities by us or our stockholders.

The changes to our gross unrecognized tax benefits were as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2023	2022
Gross unrecognized tax benefits at beginning of year	$2,046	$1,939
Gross increases:
Prior year tax positions	12	4
Current year tax positions	185	113
Gross decreases:
Prior year tax positions	(22)	(10)
Gross unrecognized tax benefits at end of year	$2,221	$2,046

All of these unrecognized tax benefits, if recognized, would impact the effective tax rate before taking consideration of the valuation allowance. The amount of unrecognized tax benefits subjected to the valuation allowance was $1.7 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively. We recognized approximately $0.1 million of interest or penalties for each of the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, total accrued interest and penalties were $0.5 million and $0.4 million, respectively. We recognize accrued interest and penalties related to unrecognized tax positions as a component of income tax expense. We do not expect a significant change in the amount of unrecognized tax benefits in the next year.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Tax years from 2004 through present remain open for audit under the applicable statute of limitations due to the carryover of the unused NOLs and tax credit carryforwards. We do not have any tax audits or other proceedings pending.

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Year Ended
	December 31,
	2023	2022
Numerator:
Net loss	$(41,199)	$(41,428)
Denominator:
Weighted average common shares outstanding — basic and diluted	20,754,375	20,532,838
Net loss per share attributable to common stockholders — basic and diluted	$(1.99)	$(2.02)

Our potentially dilutive securities, which include stock options and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders, as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended
	December 31,
	2023	2022
Options to purchase common stock	4,488,845	3,756,835
Warrants to purchase common stock	716,131	716,131
	5,204,976	4,472,966

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of December 31, 2023 or December 31, 2022.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for its U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. We do not provide matching contributions to employees.

12.	Segment, geographic information and revenue disaggregation

Our chief operating decision maker is our Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Accordingly, we have determined that we have a single reportable and operating segment structure. We and our Chief Executive Officer evaluate performance based primarily on revenue in the geographic locations in which the Company operates.

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated:

	Year ended
	December 31,
(in thousands)	2023	2022
U.S.	$35,111	$18,021
Germany	3,690	3,477
Other countries	494	971
	$39,295	$22,469

As of December 31, 2023 and 2022, long-lived assets were located primarily in the U.S.

13. Subsequent events

On January 31, 2024, we announced that our Board of Directors appointed Kevin Hykes as President and Chief Executive Officer, effective February 12, 2024 to succeed Nadim Yared, who previously announced his plans to retire upon the appointment of his successor. In connection with a transition and consulting agreement we entered into with Mr. Yared, we also modified certain terms and conditions of Mr. Yared’s stock options granted under the 2001 Plan and 2021 Plan, however, the impact of this modification on the amount of stock-based compensation expense cannot yet be quantified.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment.

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

Item 9B. Other Information

During the three months ended December 31, 2023, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2023 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 248)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2023 and 2022

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023 and 2022

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022

Notes to Consolidated Financial Statements

2. Financial Statement Schedules:

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

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

10.7†	Sixth Amendment to Lease, dated November 7, 2023 by and between the Company and TCI TT, LLC

10.8

Eighth Amended and Restated Investors’ Rights Agreement, dated July 1, 2020, by and among the Company and the holders listed therein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.9#	2001 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.10#

Form of Stock Option Agreement (Employees/Officers) pursuant to 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.11#

Form of Stock Option Agreement (Non-Employee Directors) pursuant to 2001 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.12#	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.13#

Form of Stock Option Agreement (Employees/Officers) pursuant to 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.14#

Form of Stock Option Agreement (Non-Employee Directors) pursuant to 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.15#	Form of Non-Plan Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.16	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

10.17#	Form of Executive Officer Employment Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.18

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.19*

Loan and Security Agreement, dated as of October 31, 2022, among the Company, Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2022)

10.20

Equity Distribution Agreement, dated as of November 4, 2022, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on November 4, 2022)

10.21#	Employment Agreement between the Company and Kevin Hykes dated January 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024)

10.22#

Transition and Consulting Agreement between the Company and Nadim Yared dated January 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 31, 2024)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1†	CVRx, Inc. Mandatory Compensation Recovery Policy

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
#	Indicates management contract or compensatory plan.

*

Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act. The Company agrees to furnish supplementally any omitted exhibits and schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2024

CVRX, INC.

By:	/s/ Nadim Yared
Name:	Nadim Yared
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 9, 2024

Signature	Title	Date

/s/ Nadim Yared	President and Chief Executive Officer (Principal Executive Officer)	February 9, 2024
Nadim Yared

/s/ Jared Oasheim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 9, 2024
Jared Oasheim

/s/ Ali Behbahani	Director	February 9, 2024
Ali Behbahani

/s/ Kevin Hykes	Director	February 9, 2024
Kevin Hykes

/s/ Joseph Slattery	Director	February 9, 2024
Joseph Slattery

/s/ Mudit Jain	Director	February 9, 2024
Mudit Jain

/s/ Kirk Nielsen	Director	February 9, 2024
Kirk Nielsen

/s/ Martha Shadan	Director	February 9, 2024
Martha Shadan