Form 10-Q
period 2024-03-31
CVRx, Inc.
filed 2024-05-10
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 21,595,576 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2024

Cautionary Note on Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements, including statements regarding our future results of operations and financial position, business strategy, clinical trial results, prospective products, product approvals, research and development costs, timing and likelihood of success, and the plans and objectives of management for future operations.

In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which are summarized below, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management, and directors (two of whom are affiliated with our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity and results of operations;

●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must continue to demonstrate to physicians and patients the merits of Barostim;
●	if third-party payers do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and effectiveness of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$80,115	$90,569
Accounts receivable, net of allowances of $647 and $508, respectively	8,495	7,551
Inventory	11,056	10,983
Prepaid expenses and other current assets	2,656	2,987
Total current assets	102,322	112,090
Property and equipment, net	2,549	1,763
Operating lease right-of-use asset	1,274	1,349
Other non-current assets	26	27
Total assets	$106,171	$115,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,608	$1,884
Accrued expenses	5,790	5,980
Total current liabilities	8,398	7,864
Long-term debt	29,270	29,222
Operating lease liability, non-current portion	1,092	1,160
Other long-term liabilities	1,150	1,036
Total liabilities	39,910	39,282
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of March 31, 2024 and December 31, 2023; 21,593,173 and 20,879,199 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	216	209
Additional paid-in capital	565,822	553,326
Accumulated deficit	(499,567)	(477,381)
Accumulated other comprehensive loss	(210)	(207)
Total stockholders’ equity	66,261	75,947
Total liabilities and stockholders’ equity	$106,171	$115,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Revenue	$10,770	$7,979
Cost of goods sold	1,615	1,328
Gross profit	9,155	6,651
Operating expenses:
Research and development	3,057	3,416
Selling, general and administrative	28,330	15,397
Total operating expenses	31,387	18,813
Loss from operations	(22,232)	(12,162)
Interest expense	(960)	(240)
Other income, net	1,044	1,062
Loss before income taxes	(22,148)	(11,340)
Provision for income taxes	(38)	(34)
Net loss	(22,186)	(11,374)
Cumulative translation adjustment	(3)	3
Comprehensive loss	$(22,189)	$(11,371)
Net loss per share, basic and diluted	$(1.04)	$(0.55)
Weighted-average common shares used to compute net loss per share, basic and diluted	21,232,009	20,693,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	86,610	1	814	—	—	815
Employee stock compensation	—	—	11,141	—	—	11,141
Issuance of common stock	23,364	—	547	—	—	547
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the three months ended March 31, 2024	—	—	—	(22,186)	—	(22,186)
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Balances as of March 31, 2024	21,593,173	$216	$565,822	$(499,567)	$(210)	$66,261

Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	45,204	—	128	—	—	128
Employee stock compensation	—	—	1,705	—	—	1,705
Net loss for the three months ended March 31, 2023	—	—	—	(11,374)	—	(11,374)
Cumulative translation adjustment	—	—	—	—	3	3
Balances as of March 31, 2023	20,708,940	$207	$547,195	$(447,556)	$(204)	$99,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,186)	$(11,374)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,141	1,705
Depreciation of property and equipment	131	129
Loss on disposal of equipment	—	4
Amortization of deferred financing costs and loan discount	48	31
Changes in operating assets and liabilities:
Accounts receivable	(944)	(930)
Inventory	(73)	(1,284)
Prepaid expenses and other current assets	345	1,591
Accounts payable	724	277
Accrued expenses	(82)	(398)
Net cash used in operating activities	(10,896)	(10,249)
Cash flows from investing activities:
Purchase of property and equipment	(917)	(240)
Net cash used in investing activities	(917)	(240)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	815	128
Proceeds from the issuance of common stock	547	—
Proceeds from debt financing	—	7,500
Debt financing costs	—	(60)
Net cash provided by financing activities	1,362	7,568
Effect of currency exchange on cash and cash equivalents	(3)	3
Net change in cash and cash equivalents	(10,454)	(2,918)
Cash and cash equivalents at beginning of period	90,569	106,194
Cash and cash equivalents at end of period	$80,115	$103,276
Supplemental Information:
Cash paid for interest	$770	$188
Cash paid for income taxes	$—	$—

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of March 31, 2024 and December 31, 2023, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of March 31, 2024 and December 31, 2023, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services it transfers to the customer. We recognize net revenue on product sales, adjusted for any applicable estimates of variable consideration, when the customer obtains control of our product, which generally occurs at a point in time upon delivery based on the contractual shipping terms of a contract. Our contracts have a single performance obligation, and our payment terms with customers are generally between 30 and 90 days. Variable consideration related to certain customer rebates is estimated based on the amounts expected to be paid under the agreement with the customer.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024. We are currently evaluating the effect of this new guidance on our condensed consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2023. This ASU will be effective for our annual period ended December 31, 2024. We are evaluating the impact of this new guidance on our income tax disclosures.

3.	Selected balance sheet information

Inventory consists of the following at:

	March 31,	December 31,
(in thousands)	2024	2023
Raw material	$4,544	$4,714
Work-in-process	750	654
Finished goods	5,762	5,615
	$11,056	$10,983

Property and equipment, net consists of the following at:

	March 31,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$410	$402
Lab equipment	2,721	2,721
Computer equipment and software	788	776
Leasehold improvements	98	98
Capital equipment in process	1,451	554
	5,468	4,551
Less: Accumulated depreciation and amortization	2,919	2,788
	$2,549	$1,763

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $131,000 and $129,000 for the three months ended March 31, 2024 and 2023, respectively.

Accrued expenses consist of the following at:

	March 31,	December 31,
(in thousands)	2024	2023
Bonuses	$2,106	$3,335
Paid time off	898	770
Customer rebates	591	411
Accrued interest payable	284	220
Employee stock purchase plan	270	27
Clinical trial and other professional fees	242	277
Operating lease liability, current portion	239	231
401(k) match	218	—
Taxes	145	125
Other	797	584
	$5,790	$5,980

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed an additional $15.0 million under the second tranche of the Loan Agreement. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $1.4 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. We have the option to draw down up to $20.0 million between September 1, 2024 and December 15, 2024 if we achieve trailing three months revenue of $9.0 million prior to June 30, 2024. A performance covenant takes effect at the earlier of September 30, 2025, or the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of March 31, 2024.

In connection with the Loan Agreement, we recorded $1.0 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

March 31,
(in thousands)	2024
2024	$—
2025	—
2026	—
2027	20,000
2028	10,000
30,000
Less: Unamortized debt costs and discounts	(730)
Long-term debt	$29,270

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

The following table presents the lease balances within the condensed consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2024	2023
Right-of-use assets:
Operating lease right-of-use asset	$1,274	$1,349
Operating lease liabilities:
Accrued expenses	239	231
Operating lease liability, non-current portion	1,092	1,160
Total operating lease liabilities	$1,331	$1,391

Maturities of our lease liability for our operating lease are as follows as of March 31, 2024:

March 31,
(in thousands)	2024
2024	$233
2025	350
2026	362
2027	374
2028	223
Total undiscounted lease payments	1,542
Less: imputed interest	(211)
Present value of lease liability	$1,331

As of March 31, 2024, the remaining lease term was 4.4 years and the weighted average discount rate was 6.7%. The operating cash outflows from our operating lease were $0.1 million for each of the three months ended March 31, 2024 and 2023.

6.	Stockholders’ equity

Common Stock Warrants

We have common stock warrants exercisable for 108,406 shares of common stock upon conversion at a weighted average exercise price of $14.92 per share outstanding at March 31, 2024. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for 607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the three months ended March 31, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 23,364 shares of common stock for gross proceeds of $0.6 million under the ATM offering during the three months ended March 31, 2024. We have remaining capacity to issue and sell up to approximately $49.4 million of additional shares of common stock under this ATM offering.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,043,959 shares being reserved for issuance under the 2021 Plan as of January 1, 2024. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of March 31, 2024, there were 1,880,988 shares available for future issuance under the 2021 Plan.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2023	4,488,845	$9.77	$97,266
Granted	2,014,489	14.94
Cancelled / Forfeited	(1,180,316)	8.20
Exercised	(86,610)	9.41
Balance as of March 31, 2024	5,236,408	$12.12	$37,108
Options exercisable as of March 31, 2024	2,711,871	$7.96	$27,885

As of March 31, 2024, stock options outstanding included 4,520 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of March 31, 2024, the weighted average remaining contractual life was 7.1 years. For options exercisable as of March 31, 2024, the weighted average remaining contractual life was 5.9 years.

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 208,791 shares being reserved for issuance under the ESPP as of January 1, 2024. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. As of March 31, 2024, there were 712,425 shares available for issuance under the ESPP.

Stock-based compensation expense

We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP purchase rights on the grant date. We measure stock-based compensation expense based on the grant date fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period for stock options and the offering period for ESPP purchase rights. The amount of stock-based compensation expense recognized for stock option awards during a period is based on the portion of the awards that are ultimately expected to vest. The amount of stock-based compensation expense recognized for ESPP purchase rights during a period is based on the estimated purchase rights as of the grant date. We account for forfeitures as they occur.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Weighted average fair value of options granted	$12.20	$10.72
Expected term (in years) — non-officer employees	5.5 to 6.1	6.1
Expected term (in years) — officer employees	2.5 to 6.1	2.5 to 6.1
Expected volatility	90.9% to 92.8%	77.6% to 79.2%
Expected dividend yield	—%	—%
Risk-free interest rate	3.95% to 4.28%	3.40% to 4.18%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2024 and 2023:

	March 31,
	2024	2023
Weighted average fair value per ESPP purchase right	$—	$—
Expected term (in years)	0.5	0.5
Expected volatility	74.0%	84.6%
Expected dividend yield	—%	—%
Risk-free interest rate	5.24%	4.77%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2024	2023
Stock options	$11,028	$1,584
Employee Stock Purchase Plan	113	121
Total stock-based compensation expense	$11,141	$1,705

Selling, general & administrative	$10,824	$1,180
Research & development	285	508
Cost of goods sold	32	17
	$11,141	$1,705

As of March 31, 2024, unrecognized compensation expense related to unvested stock-based compensation arrangements was $27.9 million. As of March 31, 2024, the related weighted average period over which the expense is expected to be recognized is approximately 2.6 years.

On January 30, 2024, we amended the terms and conditions of certain stock option award agreements granted under the 2001 Plan and 2021 Plan between us and our former CEO in connection with his retirement, which occurred on February 11, 2024. The option agreements were amended to provide that, if not already vested at the time of termination of his employment due to retirement, the options will continue to vest on the previously scheduled vesting dates following his retirement, subject to his compliance with certain covenants. Additionally, the option agreements were modified so that the options may be exercised, to the extent vested, by our former CEO until the earlier of (a) five years following his retirement date, or (b) the applicable option expiration date. The modification of these option awards resulted in an additional $8.4 million of non-cash stock-based compensation expense recognized during the three months ended March 31, 2024.

8.	Income taxes

As of March 31, 2024 and December 31, 2023, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Provision for income taxes for the three months ended March 31, 2024 and 2023 was $38,000 and $34,000, respectively.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss	$(22,186)	$(11,374)
Denominator:
Weighted average common shares outstanding — basic and diluted	21,232,009	20,693,224
Net loss per share attributable to common stockholders — basic and diluted	$(1.04)	$(0.55)

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

	Three months ended
	March 31,
	2024	2023
Options to purchase common stock	5,236,408	4,426,605
Warrants to purchase common stock	108,406	716,131
	5,344,814	5,142,736

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of March 31, 2024 or December 31, 2023.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.2 million and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2024	2023
U.S.	$9,835	$6,942
Germany	877	891
Other countries	58	146
	$10,770	$7,979

As of March 31, 2024 and December 31, 2023, long-lived assets were located primarily in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HF with reduced Ejection Fraction (“HFrEF”) and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides Baroreflex Activation Therapy by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently indicated by the U.S. Food and Drug Administration (“FDA”) for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/m and is CE Marked for HFrEF and resistant hypertension.

Since our inception, our activities have consisted primarily of developing Barostim Therapy, conducting our BeAT-HF pre-market and post-market pivotal studies in the U.S., and filing for regulatory approvals. Our ability to generate significant revenue from product sales and become profitable will depend on our ability to continue to successfully commercialize Barostim and any product enhancements we may advance in the future. We expect to derive future revenue by continuing to both expand our own dedicated salesforce and increase awareness of Barostim among payers, physicians, and patients.

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

The costs for the device and implantation procedure are reimbursed through various third-party payers, such as government agencies and commercial payers. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services while simultaneously developing processes to engage commercial payers. All Medicare Administrative Contractors have retired their official automatic coverage denial policies for our Current Procedural Terminology codes, thereby allowing hospitals to submit payment requests for the Barostim procedure to be adjudicated on a claim-by-claim basis. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the European Economic Area, such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. We had $30.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2024. The Loan Agreement provides for an additional tranche of up to $20.0 million, based on the timing and other conditions set forth in the Loan Agreement. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

In December 2023, the FDA approved expanded labeling for Barostim based on the BeAT-HF trial data, resulting in simplification and clarification of the indications for use as well as inclusion of the primary endpoint results, the 6, 12 and 24 month symptomatic data, the Win Ratio and the all-cause mortality data in the “Clinical Summary” discussion included in Barostim’s instructions for use. This data was published in the European Journal of Heart Failure in April 2024.

We believe our annual market opportunity in the U.S. increased to an estimated $2.2 billion, or 76,000 patients, based on this new long-term safety and effectiveness data as well as our commercial experience and, as discussed below, the new reimbursement assignment for Barostim in 2024.

In the 2024 OPPS final rule issued in November 2023, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. The new payment took effect January 1, 2024.

On January 31, 2024, we announced that our Board of Directors appointed Kevin Hykes as President and Chief Executive Officer, effective February 12, 2024. Mr. Hykes succeeded Nadim Yared, who previously announced his plan to retire upon the appointment of his successor. Mr. Hykes has served as a member of the Board of Directors since December 2022 and remained on the Board of Directors. Mr. Yared retired from the Board at the time of his retirement as Chief Executive Officer.

In April 2024, we announced the termination of the employment of our Senior Vice President of U.S. Sales, effective April 29, 2024. Pursuant to his employment agreements, he is eligible for severance benefits provided that he signs a release of claims in favor of the Company and complies with certain covenants, including non-competition and non-solicitation restrictions.

In April 2024, we announced that we were suspending enrollment in the BATwire clinical trial due to slow enrollment, given that many patient candidates elected the commercially approved procedure, as opposed to participating in the trial. We intend to continue following the patients enrolled in the BATwire trial until the study is completed.

Factors affecting our performance

We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:

●	Growing and supporting our U.S. commercial organization;
●	Seeking expanded labeling for Barostim and promoting awareness among physicians, hospitals and patients to accelerate adoption of Barostim;
●	Raising awareness among payers to build upon reimbursement for Barostim;
●	Investing in research and development to foster innovation; and
●	Leveraging our manufacturing capacity to further improve our gross margins.

Components of results of operations

Revenue

Our U.S. sales have steadily increased since the pre-market approval of Barostim by the FDA in August 2019, and the subsequent reimbursement changes. We expect to continue to drive increases in revenue through our efforts to increase awareness of Barostim among physicians, patients and payers, and by the expansion of our U.S. sales force, as well as by seeking expanded labeling for Barostim. As a result, we expect that U.S. sales will continue to account for the majority of our revenue going forward.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors and consultants, equipment and software to support our development, facilities, and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

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

Results of operations

Consolidated results of operations for the three months ended March 31, 2024, compared to the three months ended March 31, 2023

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2024	2023	$	%
Revenue	$10,770	$7,979	$2,791	35%
Cost of goods sold	1,615	1,328	287	22%
Gross profit	9,155	6,651	2,504	38%
Gross margin	85%	83%
Operating expenses:
Research and development	3,057	3,416	(359)	(11)%
Selling, general and administrative	28,330	15,397	12,933	84%
Total operating expenses	31,387	18,813	12,574	67%
Loss from operations	(22,232)	(12,162)	(10,070)	83%
Interest expense	(960)	(240)	(720)	300%
Other income, net	1,044	1,062	(18)	(2)%
Loss before income taxes	(22,148)	(11,340)	(10,808)	95%
Provision for income taxes	(38)	(34)	(4)	12%
Net loss	$(22,186)	$(11,374)	$(10,812)	95%

The following table provides revenue by geography:

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2024	2023	$	%
United States	$9,835	$6,942	$2,893	42%
Europe	935	1,037	(102)	(10)%
Total Revenue	$10,770	$7,979	$2,791	35%

Revenue was $10.8 million for the three months ended March 31, 2024, an increase of $2.8 million, or 35%, over the three months ended March 31, 2023.

Revenue generated in the U.S. was $9.8 million for the three months ended March 31, 2024, an increase of $2.9 million, or 42%, over the three months ended March 31, 2023. HF revenue units in the U.S. totaled 319 and 225 for the three months ended March 31, 2024 and 2023, respectively. HF revenue in the U.S. totaled $9.7 million and $6.8 million for the three months ended March 31, 2024 and 2023, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim. These increases were partially offset by decreased productivity in February due primarily to turnover within the sales organization. We implemented actions to address these challenges in our U.S. Heart Failure business to rebuild these territories, resulting in stronger performance in March.

As of March 31, 2024, we had a total of 190 active implanting centers, as compared to 122 as of March 31, 2023. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of March 31, 2024, we had a total of 39 sales territories as compared to 29 as of March 31, 2023.

Revenue generated in Europe was $0.9 million for the three months ended March 31, 2024, a decrease of $0.1 million, or 10%, over the three months ended March 31, 2023. Total revenue units in Europe decreased to 44 for the three months ended March 31, 2024, as compared to 52 in the prior year period. As of both March 31, 2024 and 2023, we had six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.3 million, or 22%, to $1.6 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was driven by higher sales of Barostim.

Gross profit was $9.2 million for the three months ended March 31, 2024, an increase of $2.5 million, or 38%, over the three months ended March 31, 2023. Gross margin increased to 85% for the three months ended March 31, 2024, compared to 83% for the three months ended March 31, 2023. This increase was due primarily to a decrease in the cost per unit driven by an increase in the production volume.

Research and development expenses

R&D expenses decreased $0.4 million, or 11%, to $3.1 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This change was driven by a $0.2 million decrease in non-cash stock-based compensation expense, and a $0.2 million decrease in consulting expenses.

Selling, general and administrative expenses

SG&A expenses increased $12.9 million, or 84%, to $28.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This change was primarily driven by a $9.6 million increase in non-cash stock-based compensation expense, a $2.0 million increase in compensation expenses, mainly as a result of increased headcount, and a $0.6 million increase in travel expenses. Approximately $8.4 million of the increase in non-cash stock-based compensation expense is related to the modification of stock options held by the former CEO in connection with his retirement in the first quarter of 2024 described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

Interest expense increased $0.7 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net decreased $18,000 for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily driven a lower cash balance in our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended March 31, 2024 and March 31, 2023.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2024 and December 31, 2023, we had cash and cash equivalents of $80.1 million and $90.6 million, respectively. For the three months ended March 31, 2024 and 2023, our net losses were $22.2 million and $11.4 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2024 and 2023 was $10.9 million and $10.2 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. We had $30.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2024. The Loan Agreement provides for an additional tranche of up to $20.0 million, based on the timing and other conditions set forth in the Loan Agreement.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. In January 2024, we commenced this ATM offering and issued 23,364 shares of common stock for gross proceeds of $0.6 million under the ATM offering during the three months ended March 31, 2024. We have remaining capacity to issue and sell up to approximately $49.4 million of additional shares of common stock under this ATM offering.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three months ended
	March 31,
	(unaudited)
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(10,896)	$(10,249)
Investing activities	(917)	(240)
Financing activities	1,362	7,568
Effect of exchange rate changes on cash and cash equivalents	(3)	3
Net change in cash and cash equivalents	$(10,454)	$(2,918)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2024 was $10.9 million and consisted primarily of a net loss of $22.2 million, partially offset by a non-cash charge of $11.1 million related to stock-based compensation expense.

Net cash used in operating activities for the three months ended March 31, 2023 was $10.2 million and consisted primarily of a net loss of $11.4 million and a decrease in net operating assets of $0.7 million, partially offset by a non-cash charge of $1.7 million related to stock-based compensation expense. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.9 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the three months ended March 31, 2024 was $1.4 million and consisted of $0.8 million related to proceeds from the exercise of common stock options and $0.5 million related to proceeds from the issuance of common stock through the ATM offering.

Net cash provided by financing activities for the three months ended March 31, 2023 was $7.6 million and consisted of $7.5 million related to the proceeds under the Loan Agreement and $0.1 million related to proceeds from the exercise of common stock options, partially offset by $0.1 million related to debt financing costs.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of March 31, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2024.

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

Credit risk

As of March 31, 2024 and December 31, 2023, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the risk factors set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

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

Transitions in executive leadership can adversely affect relationships with our customers, suppliers, and employees, make it difficult to attract and retain talent, and disrupt execution of our strategy, sales growth, and our efforts to enhance our operations. Additionally, such transitions can require significant payments to recruit and attract qualified payments to join our company and may involve severance payments to certain departing employees. Changes in key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business and establishes their team dynamic. For example, in February 2024, we appointed a new Chief Executive Officer who replaced our prior Chief Executive Officer, who had been in the role for 17 years. We experienced some disruption within the sales organization at the time of the Chief Executive Officer transition, which led to decreased productivity and higher salesforce turnover, as well as the termination of employment of our Senior Vice President of U.S. Sales. We have also announced plans to hire additional leadership in medical affairs, clinical, reimbursement and sales. Accordingly, our future financial performance will depend on our ability to attract, motivate, integrate and retain our senior management and employees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

10.1	Employment Agreement between the Company and Kevin Hykes dated January 26, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024)

10.2

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

Date: May 10, 2024

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)