Form 10-Q
period 2024-06-30
CVRx, Inc.
filed 2024-08-02
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of July 26, 2024, there were 21,785,714 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2024

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$70,400	$90,569
Accounts receivable, net of allowances of $656 and $508, respectively	8,606	7,551
Inventory	11,224	10,983
Prepaid expenses and other current assets	1,762	2,987
Total current assets	91,992	112,090
Property and equipment, net	2,763	1,763
Operating lease right-of-use asset	1,200	1,349
Other non-current assets	26	27
Total assets	$95,981	$115,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,516	$1,884
Accrued expenses	5,610	5,980
Total current liabilities	9,126	7,864
Long-term debt	29,319	29,222
Operating lease liability, non-current portion	1,023	1,160
Other long-term liabilities	1,265	1,036
Total liabilities	40,733	39,282
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of June 30, 2024 and December 31, 2023; 21,712,357 and 20,879,199 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	217	209
Additional paid-in capital	568,837	553,326
Accumulated deficit	(513,596)	(477,381)
Accumulated other comprehensive loss	(210)	(207)
Total stockholders’ equity	55,248	75,947
Total liabilities and stockholders’ equity	$95,981	$115,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue	$11,807	$9,500	$22,577	$17,479
Cost of goods sold	1,900	1,517	3,515	2,845
Gross profit	9,907	7,983	19,062	14,634
Operating expenses:
Research and development	2,765	3,280	5,822	6,696
Selling, general and administrative	21,115	16,455	49,445	31,852
Total operating expenses	23,880	19,735	55,267	38,548
Loss from operations	(13,973)	(11,752)	(36,205)	(23,914)
Interest expense	(959)	(481)	(1,919)	(721)
Other income, net	944	616	1,988	1,678
Loss before income taxes	(13,988)	(11,617)	(36,136)	(22,957)
Provision for income taxes	(41)	(34)	(79)	(68)
Net loss	(14,029)	(11,651)	(36,215)	(23,025)
Cumulative translation adjustment	—	17	(3)	20
Comprehensive loss	$(14,029)	$(11,634)	$(36,218)	$(23,005)
Net loss per share, basic and diluted	$(0.65)	$(0.56)	$(1.69)	$(1.11)
Weighted-average common shares used to compute net loss per share, basic and diluted	21,628,542	20,711,850	21,430,276	20,702,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2024	21,593,173	$216	$565,822	$(499,567)	$(210)	$66,261
Exercise of stock options	79,377	1	66	—	—	67
Proceeds from Employee Stock Purchase Plan	39,807	—	406	—	—	406
Employee stock compensation	—	—	2,544	—	—	2,544
Issuance of common stock	—	—	(1)	—	—	(1)
Net loss for the three months ended June 30, 2024	—	—	—	(14,029)	—	(14,029)
Balances as of June 30, 2024	21,712,357	$217	$568,837	$(513,596)	$(210)	$55,248

Balances as of March 31, 2023	20,708,940	$207	$547,195	$(447,556)	$(204)	$99,642
Exercise of stock options	7,549	1	27	—	—	28
Proceeds from Employee Stock Purchase Plan	34,421	—	452	—		452
Employee stock compensation	—	—	1,476	—	—	1,476
Net loss for the three months ended June 30, 2023	—	—	—	(11,651)	—	(11,651)
Cumulative translation adjustment	—	—	—	—	17	17
Balances as of June 30, 2023	20,750,910	$208	$549,150	$(459,207)	$(187)	$89,964

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	165,987	2	880	—	—	882
Proceeds from Employee Stock Purchase Plan	39,807	—	406	—	—	406
Employee stock compensation	—	—	13,685	—	—	13,685
Issuance of common stock	23,364	—	546	—	—	546
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the six months ended June 30, 2024	—	—	—	(36,215)	—	(36,215)
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Balances as of June 30, 2024	21,712,357	$217	$568,837	$(513,596)	$(210)	$55,248

Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	52,753	1	155	—	—	156
Proceeds from Employee Stock Purchase Plan	34,421	—	452	—	—	452
Employee stock compensation	—	—	3,181	—	—	3,181
Net loss for the six months ended June 30, 2023	—	—	—	(23,025)	—	(23,025)
Cumulative translation adjustment	—	—	—	—	20	20
Balances as of June 30, 2023	20,750,910	$208	$549,150	$(459,207)	$(187)	$89,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(36,215)	$(23,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,685	3,181
Depreciation of property and equipment	272	256
Loss on disposal of equipment	—	4
Amortization of deferred financing costs and loan discount	97	73
Changes in operating assets and liabilities:
Accounts receivable	(1,055)	(1,222)
Inventory	(241)	(3,971)
Prepaid expenses and other current assets	1,253	689
Accounts payable	1,632	1,214
Accrued expenses	(154)	(256)
Net cash used in operating activities	(20,726)	(23,057)
Cash flows from investing activities:
Purchase of property and equipment	(1,272)	(383)
Net cash used in investing activities	(1,272)	(383)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	882	156
Proceeds from Employee Stock Purchase Plan	406	452
Proceeds from the issuance of common stock	546	—
Proceeds from debt financing	—	7,500
Debt financing costs	—	(67)
Net cash provided by financing activities	1,834	8,041
Effect of currency exchange on cash and cash equivalents	(5)	20
Net change in cash and cash equivalents	(20,169)	(15,379)
Cash and cash equivalents at beginning of period	90,569	106,194
Cash and cash equivalents at end of period	$70,400	$90,815
Supplemental Information:
Cash paid for interest	$1,613	$563
Cash paid for income taxes	$—	$4

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of June 30, 2024 and December 31, 2023, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of June 30, 2024 and December 31, 2023, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	June 30,	December 31,
(in thousands)	2024	2023
Raw material	$4,511	$4,714
Work-in-process	1,369	654
Finished goods	5,344	5,615
	$11,224	$10,983

Property and equipment, net consists of the following at:

	June 30,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$491	$402
Lab equipment	2,800	2,721
Computer equipment and software	955	776
Leasehold improvements	543	98
Capital equipment in process	1,034	554
	5,823	4,551
Less: Accumulated depreciation and amortization	3,060	2,788
	$2,763	$1,763

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $141,000 and $127,000 for the three months ended June 30, 2024 and 2023, respectively, and $272,000 and $256,000 for the six months ended June 30, 2024 and 2023, respectively.

Accrued expenses consist of the following at:

	June 30,	December 31,
(in thousands)	2024	2023
Bonuses	$1,821	$3,335
Paid time off	1,009	770
401(k) match	560	—
Customer rebates	450	411
Accrued interest payable	275	220
Operating lease liability, current portion	247	231
Clinical trial and other professional fees	216	277
Taxes	81	125
Other	951	611
	$5,610	$5,980

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed an additional $15.0 million under the second tranche of the Loan Agreement. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $1.4 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. We have the option to draw down up to $20.0 million between September 1, 2024 and December 15, 2024 if we achieve trailing three months revenue of $9.0 million prior to June 30, 2024, which was achieved. A performance covenant takes effect at the earlier of September 30, 2025, or the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of June 30, 2024.

In connection with the Loan Agreement, we recorded $1.0 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

June 30,
(in thousands)	2024
2024	$—
2025	—
2026	—
2027	20,000
2028	10,000
30,000
Less: Unamortized debt costs and discounts	(681)
Long-term debt	$29,319

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

The following table presents the lease balances within the condensed consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2024	2023
Right-of-use assets:
Operating lease right-of-use asset	$1,200	$1,349
Operating lease liabilities:
Accrued expenses	247	231
Operating lease liability, non-current portion	1,023	1,160
Total operating lease liabilities	$1,270	$1,391

Maturities of our lease liability for our operating lease are as follows as of June 30, 2024:

June 30,
(in thousands)	2024
2024	$151
2025	350
2026	362
2027	374
2028	223
Total undiscounted lease payments	1,460
Less: imputed interest	(190)
Present value of lease liability	$1,270

As of June 30, 2024, the remaining lease term was 4.2 years and the weighted average discount rate was 6.7%. The operating cash outflows from our operating lease were $0.3 million and $0.2 million for the six months ended June 30, 2024 and 2023, respectively.

6.	Stockholders’ equity

Common Stock Warrants

We have common stock warrants exercisable for 108,406 shares of common stock upon conversion at a weighted average exercise price of $14.92 per share outstanding at June 30, 2024. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for 607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the six months ended June 30, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 23,364 shares of common stock for gross proceeds of $0.6 million under the ATM offering during the six months ended June 30, 2024. We have remaining capacity to issue and sell up to approximately $49.4 million of additional shares of common stock under this ATM offering.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,043,959 shares being reserved for issuance under the 2021 Plan as of January 1, 2024. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of June 30, 2024, there were 1,289,889 shares available for future issuance under the 2021 Plan.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2023	4,488,845	$9.77	$97,266
Granted	2,732,672	13.36
Cancelled / Forfeited	(1,307,400)	8.97
Exercised	(165,987)	5.31
Balance as of June 30, 2024	5,748,130	$11.79	$17,988
Options exercisable as of June 30, 2024	2,906,595	$8.52	$13,739

As of June 30, 2024, stock options outstanding included 4,520 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of June 30, 2024, the weighted average remaining contractual life was 7.1 years. For options exercisable as of June 30, 2024, the weighted average remaining contractual life was 5.6 years.

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 208,791 shares being reserved for issuance under the ESPP as of January 1, 2024. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the six months ended June 30, 2024, 39,807 shares of common stock were purchased under the ESPP for $0.4 million of employee contributions. As of June 30, 2024, there were 672,618 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2024 and 2023:

June 30,
	2024	2023
Weighted average fair value of options granted	$10.81	$10.42
Expected term (in years) — non-officer employees	5.0 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	2.5 to 6.1	2.5 to 6.1
Expected volatility	87.7% to 94.6%	77.2% to 79.2%
Expected dividend yield	—%	—%
Risk-free interest rate	3.95% to 4.71%	3.40% to 4.18%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2024 and 2023:

	June 30,
	2024	2023
Weighted average fair value per ESPP purchase right	$4.31	$5.71
Expected term (in years)	0.5	0.5
Expected volatility	74.0%	84.6%
Expected dividend yield	—%	—%
Risk-free interest rate	5.24%	4.77%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Stock options	$2,485	$1,401	$13,513	$2,984
Employee Stock Purchase Plan	59	75	172	197
Total stock-based compensation expense	$2,544	$1,476	$13,685	$3,181

Selling, general & administrative	$2,208	$1,258	$13,033	$2,438
Research & development	303	198	588	705
Cost of goods sold	33	20	64	38
	$2,544	$1,476	$13,685	$3,181

As of June 30, 2024, unrecognized compensation expense related to unvested stock-based compensation arrangements was $24.9 million. As of June 30, 2024, the related weighted average period over which the expense is expected to be recognized is approximately 2.8 years.

On January 30, 2024, we amended the terms and conditions of certain stock option award agreements granted under the 2001 Plan and 2021 Plan between us and our former CEO in connection with his retirement, which occurred on February 11, 2024. The option agreements were amended to provide that, if not already vested at the time of termination of his employment due to retirement, the options will continue to vest on the previously scheduled vesting dates following his retirement, subject to his compliance with certain covenants. Additionally, the option agreements were modified so that the options may be exercised, to the extent vested, by our former CEO until the earlier of (a) five years following his retirement date, or (b) the applicable option expiration date. The modification of these option awards resulted in an additional $8.4 million of non-cash stock-based compensation expense recognized during the six months ended June 30, 2024.

8.	Income taxes

As of June 30, 2024 and December 31, 2023, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Provision for income taxes for the three months ended June 30, 2024 and 2023 was $41,000 and $34,000, respectively. Provision for income taxes for the six months ended June 30, 2024 and 2023 was $79,000 and $68,000, respectively.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(14,029)	$(11,651)	$(36,215)	$(23,025)
Denominator:
Weighted average common shares outstanding — basic and diluted	21,628,542	20,711,850	21,430,276	20,702,589
Net loss per share attributable to common stockholders — basic and diluted	$(0.65)	$(0.56)	$(1.69)	$(1.11)

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

	Six months ended
	June 30,
	2024	2023
Options to purchase common stock	5,748,130	4,509,586
Warrants to purchase common stock	108,406	716,131
	5,856,536	5,225,717

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of June 30, 2024 or December 31, 2023.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.3 million and $0 for the three months ended June 30, 2024 and 2023, respectively. We recorded an expense for matching contributions of $0.6 million and $0 for the six months ended June 30, 2024 and 2023, respectively.

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

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S.	$10,673	$8,297	$20,508	$15,239
Germany	802	1,126	1,679	2,017
Other countries	332	77	390	223
	$11,807	$9,500	$22,577	$17,479

As of June 30, 2024 and December 31, 2023, long-lived assets were located primarily in the U.S.

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

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. We had $30.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2024. The Loan Agreement provides for an additional tranche of up to $20.0 million, based on the timing and other conditions set forth in the Loan Agreement. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

In the 2024 final outpatient rules (“OPPS”) issued in November 2023, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. The new payment took effect January 1, 2024. In July 2024, the Centers for Medicare and Medicaid Services (“CMS”) proposed OPPS rules for 2025, including moving Barostim procedures back to APC 5465, which would reduce the average payment amount for Barostim to $31,000. We believe the data supports creation of a Level 6 Neurostimulator APC and will work with CMS with the goal of achieving this, or alternatively, leaving Barostim in New Technology APC 1580 for another year.

In April 2024, we announced the termination of the employment of our Senior Vice President of U.S. Sales, effective April 29, 2024. Pursuant to his employment agreements, he was eligible for severance benefits provided that he signed a release of claims in favor of the Company and complies with certain covenants, including non-competition and non-solicitation restrictions. He signed the release, and we began making severance payments to him in July 2024.

In April 2024, we announced that we were suspending enrollment in the BATwire clinical trial due to slow enrollment, given that many patient candidates elected the commercially approved procedure, as opposed to participating in the trial. We intend to continue following the patients enrolled in the BATwire trial until the study is completed.

Since the beginning of the second quarter of fiscal 2024, we have hired new leaders for sales, medical affairs, clinical, reimbursement and human resources, completing the expansion of the executive team.

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

Results of operations

Consolidated results of operations for the three months ended June 30, 2024, compared to the three months ended June 30, 2023

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2024	2023	$	%
Revenue	$11,807	$9,500	$2,307	24%
Cost of goods sold	1,900	1,517	383	25%
Gross profit	9,907	7,983	1,924	24%
Gross margin	84%	84%
Operating expenses:
Research and development	2,765	3,280	(515)	(16)%
Selling, general and administrative	21,115	16,455	4,660	28%
Total operating expenses	23,880	19,735	4,145	21%
Loss from operations	(13,973)	(11,752)	(2,221)	19%
Interest expense	(959)	(481)	(478)	99%
Other income, net	944	616	328	53%
Loss before income taxes	(13,988)	(11,617)	(2,371)	20%
Provision for income taxes	(41)	(34)	(7)	21%
Net loss	$(14,029)	$(11,651)	$(2,378)	20%

The following table provides revenue by geography:

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2024	2023	$	%
United States	$10,673	$8,297	$2,376	29%
Europe	1,134	1,203	(69)	(6)%
Total Revenue	$11,807	$9,500	$2,307	24%

Revenue was $11.8 million for the three months ended June 30, 2024, an increase of $2.3 million, or 24%, over the three months ended June 30, 2023.

Revenue generated in the U.S. was $10.7 million for the three months ended June 30, 2024, an increase of $2.4 million, or 29%, over the three months ended June 30, 2023. HF revenue units in the U.S. totaled 339 and 265 for the three months ended June 30, 2024 and 2023, respectively. HF revenue in the U.S. totaled $10.5 million and $8.3 million for the three months ended June 30, 2024 and 2023, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of June 30, 2024, we had a total of 189 active implanting centers in the U.S., as compared to 140 as of June 30, 2023. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of June 30, 2024, we had a total of 42 sales territories in the U.S. as compared to 32 sales territories as of June 30, 2023.

Revenue generated in Europe was $1.1 million for the three months ended June 30, 2024, a decrease of $0.1 million, or 6%, over the three months ended June 30, 2023. Total revenue units in Europe increased to 63 for the three months ended June 30, 2024, as compared to 56 in the prior year period. As of both June 30, 2024 and 2023, we had six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.4 million, or 25%, to $1.9 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was driven by higher sales of Barostim.

Gross profit was $9.9 million for the three months ended June 30, 2024, an increase of $1.9 million, or 24%, over the three months ended June 30, 2023. Gross margin was 84% for each of the three months ended June 30, 2024 and June 30, 2023.

Research and development expenses

R&D expenses decreased $0.5 million, or 16%, to $2.8 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This change was driven by a $0.4 million decrease in consulting expenses and a $0.1 million decrease in compensation expenses.

Selling, general and administrative expenses

SG&A expenses increased $4.7 million, or 28%, to $21.1 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This change was primarily driven by a $2.6 million increase in compensation expenses, mainly as a result of increased headcount, a $1.0 million increase in non-cash stock-based compensation expense, a $0.4 million increase in advertising expenses, a $0.2 million increase in travel expenses, and a $0.2 million increase in consulting expenses.

Interest expense

Interest expense increased $0.5 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net increased $0.3 million for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily driven by greater interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended June 30, 2024 and June 30, 2023.

Consolidated results of operations for the six months ended June 30, 2024, compared to the six months ended June 30, 2023

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2024	2023	$	%
Revenue	$22,577	$17,479	$5,098	29%
Cost of goods sold	3,515	2,845	670	24%
Gross profit	19,062	14,634	4,428	30%
Gross margin	84%	84%
Operating expenses:
Research and development	5,822	6,696	(874)	(13)%
Selling, general and administrative	49,445	31,852	17,593	55%
Total operating expenses	55,267	38,548	16,719	43%
Loss from operations	(36,205)	(23,914)	(12,291)	51%
Interest expense	(1,919)	(721)	(1,198)	166%
Other income, net	1,988	1,678	310	18%
Loss before income taxes	(36,136)	(22,957)	(13,179)	57%
Provision for income taxes	(79)	(68)	(11)	16%
Net loss	$(36,215)	$(23,025)	$(13,190)	57%

The following table provides revenue by geography:

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2024	2023	$	%
United States	$20,508	$15,239	$5,269	35%
Europe	2,069	2,240	(171)	(8)%
Total Revenue	$22,577	$17,479	$5,098	29%

Revenue was $22.6 million for the six months ended June 30, 2024, an increase of $5.1 million, or 29%, over the six months ended June 30, 2023.

Revenue generated in the U.S. was $20.5 million for the six months ended June 30, 2024, an increase of $5.3 million, or 35%, over the six months ended June 30, 2023. HF revenue units in the U.S. totaled 658 and 490 for the six months ended June 30, 2024 and 2023, respectively. HF revenue in the U.S. totaled $20.3 million and $15.1 million for the six months ended June 30, 2024 and 2023, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

Revenue generated in Europe was $2.1 million for the six months ended June 30, 2024, a decrease of $0.2 million, or 8%, over the six months ended June 30, 2023. Total revenue units in Europe decreased to 107 for the six months ended June 30, 2024, as compared to 108 in the prior year period.

Cost of goods sold and gross margin

Cost of goods sold increased $0.7 million, or 24%, to $3.5 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was driven by higher sales of Barostim.

Gross profit was $19.1 million for the six months ended June 30, 2024, an increase of $4.4 million, or 30%, over the six months ended June 30, 2023. Gross margin was 84% for each of the six months ended June 30, 2024 and June 30, 2023.

Research and development expenses

R&D expenses decreased $0.9 million, or 13%, to $5.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change was driven by a $0.5 million decrease in consulting expenses, a $0.1 million decrease in non-cash stock-based compensation expense, and a $0.1 million decrease in travel expenses.

Selling, general and administrative expenses

SG&A expenses increased $17.6 million, or 55%, to $49.4 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This change was primarily driven by a $10.6 million increase in non-cash stock-based compensation expense, a $4.6 million increase in compensation expenses, mainly as a result of increased headcount, a $0.6 million increase in advertising expenses, a $0.5 million increase in travel expenses, and a $0.5 million increase in consulting expenses. Approximately $8.4 million of the increase in non-cash stock-based compensation expense is related to the modification of stock options held by the former CEO in connection with his retirement in the first quarter of 2024 described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

Interest expense increased $1.2 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was driven by the interest expense on borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net increased $0.3 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily driven by greater interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the six months ended June 30, 2024 and June 30, 2023.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2024 and December 31, 2023, we had cash and cash equivalents of $70.4 million and $90.6 million, respectively. For the three months ended June 30, 2024 and 2023, our net losses were $14.0 million and $11.7 million, respectively. For the six months ended June 30, 2024 and 2023, our net losses were $36.2 million and $23.0 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2024 and 2023 was $20.7 million and $23.1 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. We had $30.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2024. The Loan Agreement provides for an additional tranche of up to $20.0 million, based on the timing and other conditions set forth in the Loan Agreement.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. In January 2024, we commenced this ATM offering and issued 23,364 shares of common stock for gross proceeds of $0.6 million under the ATM offering during the six months ended June 30, 2024. We have remaining capacity to issue and sell up to approximately $49.4 million of additional shares of common stock under this ATM offering.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six months ended
	June 30,
	(unaudited)
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(20,726)	$(23,057)
Investing activities	(1,272)	(383)
Financing activities	1,834	8,041
Effect of currency exchange on cash and cash equivalents	(5)	20
Net change in cash and cash equivalents	$(20,169)	$(15,379)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2024 was $20.7 million and consisted primarily of a net loss of $36.2 million, partially offset by a non-cash charge of $13.7 million related to stock-based compensation expense and an increase in net operating assets of $1.4 million. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the six months ended June 30, 2023 was $23.1 million and consisted primarily of a net loss of $23.0 million and a decrease in net operating assets of $3.5 million, partially offset by a non-cash charge of $3.2 million related to stock-based compensation expense. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $1.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the six months ended June 30, 2024 was $1.8 million and consisted of $0.9 million related to proceeds from the exercise of common stock options, $0.5 million related to proceeds from the issuance of common stock through the ATM offering, and $0.4 million related to proceeds from the ESPP.

Net cash provided by financing activities for the six months ended June 30, 2023 was $8.0 million and consisted of $7.5 million related to the proceeds under the Loan Agreement, $0.5 million related to proceeds from the ESPP, and $0.2 million related to proceeds from the exercise of common stock options, partially offset by $0.1 million related to debt financing costs.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of June 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2024.

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

Credit risk

As of June 30, 2024 and December 31, 2023, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Transitions in executive leadership can adversely affect relationships with our customers, suppliers, and employees, make it difficult to attract and retain talent, and disrupt execution of our strategy, sales growth, and our efforts to enhance our operations. Additionally, such transitions can require significant payments to recruit and attract qualified payments to join our company and may involve severance payments to certain departing employees. Changes in key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business and establishes their team dynamic. For example, in February 2024, we appointed a new Chief Executive Officer who replaced our prior Chief Executive Officer, who had been in the role for 17 years. We experienced some disruption within the sales organization at the time of the Chief Executive Officer transition, which led to decreased productivity and higher salesforce turnover, as well as the termination of employment of our Senior Vice President of U.S. Sales. Since the beginning of the second quarter of fiscal 2024, we have hired new leaders for sales, medical affairs, clinical, reimbursement and human resources, completing the expansion of the executive team. Accordingly, our future financial performance will depend on our ability to attract, motivate, integrate and retain our senior management and employees.

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

Medicare reimbursement levels are important to increasing adoption of Barostim because nearly two-thirds of the target patient population for Barostim is over the age of 65. On January 1, 2024, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. In July 2024, CMS proposed OPPS rules for 2025, including moving Barostim procedures back to APC 5465, which would reduce the average payment amount for Barostim to $31,000. We believe the data supports creation of a Level 6 Neurostimulator APC and will work with CMS with the goal of achieving this, or alternatively, leaving Barostim in New Technology APC 1580 for another year. Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business. From time to time, physicians and hospitals have in the past experienced, and others may experience, delays in Medicare reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the three months ended June 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Equity Award to Chief Executive Officer

The Compensation Committee of the Board of Directors reviewed the internal alignment of long-term incentives among the Company’s senior management team. Based on this review, on July 31, 2024, the Committee granted a stock option to acquire 180,000 shares of the Company’s common stock to Kevin Hykes, the Company’s President and Chief Executive Officer. The stock option will have the same terms as the Company’s regular annual grants for executive officers, including vesting (25% of the shares will vest on the first anniversary of the date of grant and 1/48th of the shares will vest each month thereafter).

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: August 2, 2024

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)