Form 10-Q
period 2024-09-30
CVRx, Inc.
filed 2024-11-01
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of October 25, 2024, there were 24,263,663 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2024

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$100,161	$90,569
Accounts receivable, net of allowances of $522 and $508, respectively	9,033	7,551
Inventory	11,892	10,983
Prepaid expenses and other current assets	2,786	2,987
Total current assets	123,872	112,090
Property and equipment, net	2,631	1,763
Operating lease right-of-use asset	1,144	1,349
Other non-current assets	26	27
Total assets	$127,673	$115,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,276	$1,884
Accrued expenses	7,671	5,980
Total current liabilities	10,947	7,864
Long-term debt	49,214	29,222
Operating lease liability, non-current portion	951	1,160
Other long-term liabilities	1,378	1,036
Total liabilities	62,490	39,282
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of September 30, 2024 and December 31, 2023; 24,203,658 and 20,879,199 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	242	209
Additional paid-in capital	591,844	553,326
Accumulated deficit	(526,695)	(477,381)
Accumulated other comprehensive loss	(208)	(207)
Total stockholders’ equity	65,183	75,947
Total liabilities and stockholders’ equity	$127,673	$115,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$13,373	$10,511	$35,950	$27,990
Cost of goods sold	2,248	1,691	5,763	4,536
Gross profit	11,125	8,820	30,187	23,454
Operating expenses:
Research and development	2,504	2,696	8,326	9,392
Selling, general and administrative	21,632	15,652	71,077	47,504
Total operating expenses	24,136	18,348	79,403	56,896
Loss from operations	(13,011)	(9,528)	(49,216)	(33,442)
Interest expense	(958)	(499)	(2,877)	(1,220)
Other income, net	917	1,056	2,905	2,734
Loss before income taxes	(13,052)	(8,971)	(49,188)	(31,928)
Provision for income taxes	(47)	(40)	(126)	(108)
Net loss	(13,099)	(9,011)	(49,314)	(32,036)
Cumulative translation adjustment	2	(21)	(1)	(1)
Comprehensive loss	$(13,097)	$(9,032)	$(49,315)	$(32,037)
Net loss per share, basic and diluted	$(0.57)	$(0.43)	$(2.25)	$(1.55)
Weighted-average common shares used to compute net loss per share, basic and diluted	22,783,337	20,801,350	21,884,588	20,730,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of June 30, 2024	21,712,357	$217	$568,837	$(513,596)	$(210)	$55,248
Exercise of stock options	132,526	1	727	—	—	728
Employee stock compensation	—	—	2,680	—	—	2,680
Issuance of common stock	2,358,775	24	19,600	—	—	19,624
Net loss for the three months ended September 30, 2024	—	—	—	(13,099)	—	(13,099)
Cumulative translation adjustment	—	—	—	—	2	2
Balances as of September 30, 2024	24,203,658	$242	$591,844	$(526,695)	$(208)	$65,183

Balances as of June 30, 2023	20,750,910	$208	$549,150	$(459,207)	$(187)	$89,964
Exercise of stock options	62,702	—	363	—	—	363
Employee stock compensation	—	—	1,532	—	—	1,532
Net loss for the three months ended September 30, 2023	—	—	—	(9,011)	—	(9,011)
Cumulative translation adjustment	—	—	—	—	(21)	(21)
Balances as of September 30, 2023	20,813,612	$208	$551,045	$(468,218)	$(208)	$82,827

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	298,513	3	1,607	—	—	1,610
Proceeds from Employee Stock Purchase Plan	39,807	—	406	—	—	406
Employee stock compensation	—	—	16,365	—	—	16,365
Issuance of common stock	2,382,139	24	20,146	—	—	20,170
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the nine months ended September 30, 2024	—	—	—	(49,314)	—	(49,314)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2024	24,203,658	$242	$591,844	$(526,695)	$(208)	$65,183

Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	115,455	1	518	—	—	519
Proceeds from Employee Stock Purchase Plan	34,421	—	452	—	—	452
Employee stock compensation	—	—	4,713	—	—	4,713
Net loss for the nine months ended September 30, 2023	—	—	—	(32,036)	—	(32,036)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2023	20,813,612	$208	$551,045	$(468,218)	$(208)	$82,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(49,314)	$(32,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	16,365	4,713
Depreciation of property and equipment	441	393
Loss on disposal of equipment	—	4
Amortization of deferred financing costs and loan discount	142	114
Changes in operating assets and liabilities:
Accounts receivable	(1,482)	(868)
Inventory	(909)	(3,930)
Prepaid expenses and other current assets	242	902
Accounts payable	1,392	(586)
Accrued expenses	1,987	112
Net cash used in operating activities	(31,136)	(31,182)
Cash flows from investing activities:
Purchase of property and equipment	(1,309)	(422)
Net cash used in investing activities	(1,309)	(422)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,610	519
Proceeds from Employee Stock Purchase Plan	406	452
Proceeds from the issuance of common stock	20,170	—
Proceeds from debt financing	20,000	7,500
Debt financing costs	(150)	(67)
Net cash provided by financing activities	42,036	8,404
Effect of currency exchange on cash and cash equivalents	1	(1)
Net change in cash and cash equivalents	9,592	(23,201)
Cash and cash equivalents at beginning of period	90,569	106,194
Cash and cash equivalents at end of period	$100,161	$82,993
Supplemental Information:
Cash paid for interest	$2,456	$979
Cash paid for income taxes	$—	$4

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of September 30, 2024 and December 31, 2023, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of September 30, 2024 and December 31, 2023, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2024. We are currently evaluating the effect of this new guidance on our condensed consolidated financial statements and disclosures.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	September 30,	December 31,
(in thousands)	2024	2023
Raw material	$6,531	$4,714
Work-in-process	280	654
Finished goods	5,081	5,615
	$11,892	$10,983

Property and equipment, net consists of the following at:

	September 30,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$489	$402
Lab equipment	2,835	2,721
Computer equipment and software	972	776
Leasehold improvements	543	98
Capital equipment in process	1,021	554
	5,860	4,551
Less: Accumulated depreciation and amortization	3,229	2,788
	$2,631	$1,763

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $169,000 and $137,000 for the three months ended September 30, 2024 and 2023, respectively, and $441,000 and $393,000 for the nine months ended September 30, 2024 and 2023, respectively.

Accrued expenses consist of the following at:

	September 30,	December 31,
(in thousands)	2024	2023
Bonuses	$2,982	$3,335
Paid time off	931	770
401(k) match	876	—
Customer rebates	633	411
Accrued interest payable	276	220
Operating lease liability, current portion	275	231
Employee stock purchase plan	274	—
Clinical trial and other professional fees	205	277
Taxes	167	125
Other	1,052	611
	$7,671	$5,980

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed an additional $15.0 million under the second tranche of the Loan Agreement. On September 30, 2024, we borrowed the remaining $20.0 million under the third and final tranche of the Loan Agreement. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $2.3 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of September 30, 2024.

In connection with the Loan Agreement, we recorded $1.1 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

September 30,
(in thousands)	2024
2024	$—
2025	—
2026	—
2027	33,333
2028	16,667
50,000
Less: Unamortized debt costs and discounts	(786)
Long-term debt	$49,214

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

The following table presents the lease balances within the condensed consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2024	2023
Right-of-use assets:
Operating lease right-of-use asset	$1,144	$1,349
Operating lease liabilities:
Accrued expenses	275	231
Operating lease liability, non-current portion	951	1,160
Total operating lease liabilities	$1,226	$1,391

Maturities of our lease liability for our operating lease are as follows as of September 30, 2024:

September 30,
(in thousands)	2024
2024	$86
2025	350
2026	362
2027	374
2028	223
Total undiscounted lease payments	1,395
Less: imputed interest	(169)
Present value of lease liability	$1,226

As of September 30, 2024, the remaining lease term was 3.9 years and the weighted average discount rate was 6.7%. The operating cash outflows from our operating lease were $0.4 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively.

6.	Stockholders’ equity

Common Stock Warrants

We had common stock warrants exercisable for 103,349 shares of common stock upon conversion at a weighted average exercise price of $12.92 per share and 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share outstanding at September 30, 2024 and December 31, 2023, respectively. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for 607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the nine months ended September 30, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 2,382,139 shares of common stock for gross proceeds of $21.0 million under the ATM offering during the nine months ended September 30, 2024. We have remaining capacity to issue and sell up to approximately $29.0 million of additional shares of common stock under this ATM offering.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of the Company’s common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,043,959 shares being reserved for issuance under the 2021 Plan as of January 1, 2024. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of September 30, 2024, there were 1,059,116 shares available for future issuance under the 2021 Plan.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2023	4,488,845	$9.77	$97,266
Granted	3,170,198	12.75
Cancelled / Forfeited	(1,514,153)	9.57
Exercised	(298,513)	5.39
Balance as of September 30, 2024	5,846,377	$11.66	$7,857
Options exercisable as of September 30, 2024	2,947,395	$8.90	$6,927

As of September 30, 2024, stock options outstanding included 4,520 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of September 30, 2024, the weighted average remaining contractual life was 6.9 years. For options exercisable as of September 30, 2024, the weighted average remaining contractual life was 5.2 years.

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 208,791 shares being reserved for issuance under the ESPP as of January 1, 2024. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the nine months ended September 30, 2024, 39,807 shares of common stock were purchased under the ESPP for $0.4 million of employee contributions. As of September 30, 2024, there were 672,618 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2024 and 2023:

September 30,
	2024	2023
Weighted average fair value of options granted	$10.31	$10.59
Expected term (in years) — non-officer employees	5.0 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	2.5 to 6.1	2.5 to 6.1
Expected volatility	87.7% to 98.9%	77.2% to 79.6%
Expected dividend yield	—%	—%
Risk-free interest rate	3.67% to 4.71%	3.40% to 4.61%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2024 and 2023:

	September 30,
	2024	2023
Weighted average fair value per ESPP purchase right	$7.60	$9.01
Expected term (in years)	0.5	0.5
Expected volatility	74.0% to 96.9%	76.2% to 84.6%
Expected dividend yield	—%	—%
Risk-free interest rate	5.24% to 5.37%	4.77% to 5.53%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Stock options	$2,550	$1,419	$16,063	$4,403
Employee Stock Purchase Plan	130	113	302	310
Total stock-based compensation expense	$2,680	$1,532	$16,365	$4,713

Selling, general & administrative	$2,379	$1,290	$15,412	$3,728
Research & development	267	221	855	927
Cost of goods sold	34	21	98	58
	$2,680	$1,532	$16,365	$4,713

As of September 30, 2024, unrecognized compensation expense related to unvested stock-based compensation arrangements was $24.1 million. As of September 30, 2024, the related weighted average period over which the expense is expected to be recognized is approximately 2.8 years.

On January 30, 2024, we amended the terms and conditions of certain stock option award agreements granted under the 2001 Plan and 2021 Plan between us and our former CEO in connection with his retirement, which occurred on February 11, 2024. The option agreements were amended to provide that, if not already vested at the time of termination of his employment due to retirement, the options will continue to vest on the previously scheduled vesting dates following his retirement, subject to his compliance with certain covenants. Additionally, the option agreements were modified so that the options may be exercised, to the extent vested, by our former CEO until the earlier of (a) five years following his retirement date, or (b) the applicable option expiration date. The modification of these option awards resulted in an additional $8.4 million of non-cash stock-based compensation expense recognized during the nine months ended September 30, 2024.

8.	Income taxes

As of September 30, 2024 and December 31, 2023, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Provision for income taxes for the three months ended September 30, 2024 and 2023 was $47,000 and $40,000, respectively. Provision for income taxes for the nine months ended September 30, 2024 and 2023 was $126,000 and $108,000, respectively.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(13,099)	$(9,011)	$(49,314)	$(32,036)
Denominator:
Weighted average common shares outstanding — basic and diluted	22,783,337	20,801,350	21,884,588	20,730,024
Net loss per share attributable to common stockholders — basic and diluted	$(0.57)	$(0.43)	$(2.25)	$(1.55)

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

	Nine months ended
	September 30,
	2024	2023
Options to purchase common stock	5,846,377	4,464,096
Warrants to purchase common stock	103,349	716,131
	5,949,726	5,180,227

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of September 30, 2024 or December 31, 2023.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.3 million and $0 for the three months ended September 30, 2024 and 2023, respectively. We recorded an expense for matching contributions of $0.9 million and $0 for the nine months ended September 30, 2024 and 2023, respectively.

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

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S.	$12,300	$9,579	$32,808	$24,818
Germany	807	802	2,486	2,819
Other countries	266	130	656	353
	$13,373	$10,511	$35,950	$27,990

As of September 30, 2024 and December 31, 2023, long-lived assets were located primarily in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HF with reduced Ejection Fraction (“HFrEF”) and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides Baroreflex Activation Therapy by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently indicated by the U.S. Food and Drug Administration (“FDA”) for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/ml and is CE Marked for HFrEF and resistant hypertension.

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

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. On September 30, 2024, we borrowed the remaining $20.0 million under the third and final tranche of the Loan Agreement. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2024. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

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

In August 2024, we announced that CMS has reassigned the Barostim implant procedure for the inpatient setting as part of the Medicare Hospital Inpatient Prospective Payment System (“IPPS”) final rule for CMS’ Fiscal Year 2025, which began on October 1, 2024. On that date, Barostim was reassigned to MS-DRG 276, which carries a national average payment of approximately $43,000, a significant increase from the previous payment range of $17,000-$23,000, which is expected to facilitate increased access to the therapy for patients with heart failure.

The American Medical Association's CPT Editorial Panel approved new Category I codes for Barostim therapy, effective January 1, 2026. Led by the Society for Vascular Surgery with support from the American College of Cardiology, this advancement from Category III to Category I status reflects Barostim's growing adoption and established clinical evidence in treating heart failure symptoms. The new designation is expected to streamline reimbursement processes and expand access to this important therapy for heart failure patients.

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

Results of operations

Consolidated results of operations for the three months ended September 30, 2024, compared to the three months ended September 30, 2023

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2024	2023	$	%
Revenue	$13,373	$10,511	$2,862	27%
Cost of goods sold	2,248	1,691	557	33%
Gross profit	11,125	8,820	2,305	26%
Gross margin	83%	84%
Operating expenses:
Research and development	2,504	2,696	(192)	(7)%
Selling, general and administrative	21,632	15,652	5,980	38%
Total operating expenses	24,136	18,348	5,788	32%
Loss from operations	(13,011)	(9,528)	(3,483)	37%
Interest expense	(958)	(499)	(459)	92%
Other income, net	917	1,056	(139)	(13)%
Loss before income taxes	(13,052)	(8,971)	(4,081)	45%
Provision for income taxes	(47)	(40)	(7)	18%
Net loss	$(13,099)	$(9,011)	$(4,088)	45%

The following table provides revenue by geography:

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2024	2023	$	%
United States	$12,300	$9,579	$2,721	28%
Europe	1,073	932	141	15%
Total Revenue	$13,373	$10,511	$2,862	27%

Revenue was $13.4 million for the three months ended September 30, 2024, an increase of $2.9 million, or 27%, over the three months ended September 30, 2023.

Revenue generated in the U.S. was $12.3 million for the three months ended September 30, 2024, an increase of $2.7 million, or 28%, over the three months ended September 30, 2023. HF revenue units in the U.S. totaled 391 and 303 for the three months ended September 30, 2024 and 2023, respectively. HF revenue in the U.S. totaled $12.2 million and $9.4 million for the three months ended September 30, 2024 and 2023, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of September 30, 2024, we had a total of 208 active implanting centers in the U.S., as compared to 159 as of September 30, 2023. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of September 30, 2024, we had a total of 45 sales territories in the U.S. as compared to 35 sales territories as of September 30, 2023.

Revenue generated in Europe was $1.1 million for the three months ended September 30, 2024, a nominal increase compared to the three months ended September 30, 2023. Total revenue units in Europe increased to 56 for the three months ended September 30, 2024, as compared to 47 in the prior year period. As of both September 30, 2024 and 2023, we had six sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold increased $0.6 million, or 33%, to $2.2 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was driven by higher sales of Barostim.

Gross profit was $11.1 million for the three months ended September 30, 2024, an increase of $2.3 million, or 26%, over the three months ended September 30, 2023. Gross margin was 83% and 84% for the three months ended September 30, 2024 and September 30, 2023, respectively.

Research and development expenses

R&D expenses decreased $0.2 million, or 7%, to $2.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This change was driven by a $0.2 million decrease in consulting expenses.

Selling, general and administrative expenses

SG&A expenses increased $6.0 million, or 38%, to $21.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This change was primarily driven by a $3.7 million increase in compensation expenses, mainly as a result of increased headcount, a $1.1 million increase in non-cash stock-based compensation expense, a $0.5 million increase in travel expenses, and a $0.4 million increase in advertising expenses.

Interest expense

Interest expense increased $0.5 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net decreased $0.1 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily driven by less interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the three months ended September 30, 2024 and September 30, 2023.

Consolidated results of operations for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2024	2023	$	%
Revenue	$35,950	$27,990	$7,960	28%
Cost of goods sold	5,763	4,536	1,227	27%
Gross profit	30,187	23,454	6,733	29%
Gross margin	84%	84%
Operating expenses:
Research and development	8,326	9,392	(1,066)	(11)%
Selling, general and administrative	71,077	47,504	23,573	50%
Total operating expenses	79,403	56,896	22,507	40%
Loss from operations	(49,216)	(33,442)	(15,774)	47%
Interest expense	(2,877)	(1,220)	(1,657)	136%
Other income, net	2,905	2,734	171	6%
Loss before income taxes	(49,188)	(31,928)	(17,260)	54%
Provision for income taxes	(126)	(108)	(18)	17%
Net loss	$(49,314)	$(32,036)	$(17,278)	54%

The following table provides revenue by geography:

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2024	2023	$	%
United States	$32,808	$24,818	$7,990	32%
Europe	3,142	3,172	(30)	(1)%
Total Revenue	$35,950	$27,990	$7,960	28%

Revenue was $36.0 million for the nine months ended September 30, 2024, an increase of $8.0 million, or 28%, over the nine months ended September 30, 2023.

Revenue generated in the U.S. was $32.8 million for the nine months ended September 30, 2024, an increase of $8.0 million, or 32%, over the nine months ended September 30, 2023. HF revenue units in the U.S. totaled 1,049 and 793 for the nine months ended September 30, 2024 and 2023, respectively. HF revenue in the U.S. totaled $32.5 million and $24.5 million for the nine months ended September 30, 2024 and 2023, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

Revenue generated in Europe was $3.1 million for the nine months ended September 30, 2024, a nominal decrease compared to the nine months ended September 30, 2023. Total revenue units in Europe increased to 163 for the nine months ended September 30, 2024, as compared to 155 in the prior year period.

Cost of goods sold and gross margin

Cost of goods sold increased $1.2 million, or 27%, to $5.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was driven by higher sales of Barostim.

Gross profit was $30.2 million for the nine months ended September 30, 2024, an increase of $6.7 million, or 29%, over the nine months ended September 30, 2023. Gross margin was 84% for each of the nine months ended September 30, 2024 and September 30, 2023.

Research and development expenses

R&D expenses decreased $1.1 million, or 11%, to $8.3 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This change was driven by a $0.7 million decrease in consulting expenses, a $0.1 million decrease in travel expenses, a $0.1 million decrease in non-cash stock-based compensation expense, and a $0.1 million decrease in compensation expenses.

Selling, general and administrative expenses

SG&A expenses increased $23.6 million, or 50%, to $71.1 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This change was primarily driven by an $11.7 million increase in non-cash stock-based compensation expense, an $8.2 million increase in compensation expenses, mainly as a result of increased headcount, a $1.2 million increase in travel expenses, a $0.9 million increase in advertising expenses, and a $0.5 million increase in consulting expenses. Approximately $8.4 million of the increase in non-cash stock-based compensation expense is related to the modification of stock options held by the former CEO in connection with his retirement in the first quarter of 2024 described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

Interest expense increased $1.7 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net increased $0.2 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was primarily driven by greater interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for each of the nine months ended September 30, 2024 and September 30, 2023.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2024 and December 31, 2023, we had cash and cash equivalents of $100.2 million and $90.6 million, respectively. For the three months ended September 30, 2024 and 2023, our net losses were $13.1 million and $9.0 million, respectively. For the nine months ended September 30, 2024 and 2023, our net losses were $49.3 million and $32.0 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2024 and 2023 was $31.1 million and $31.2 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and we borrowed $7.5 million of such total on that date to fund our commercial and investment efforts. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed $15.0 million under the second tranche of the Loan Agreement. On September 30, 2024, we borrowed the remaining $20.0 million under the third and final tranche of the Loan Agreement. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2024.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” or ATM offering, to or through the agent. In January 2024, we commenced this ATM offering and issued 2,382,139 shares of common stock for gross proceeds of $21.0 million under the ATM offering during the nine months ended September 30, 2024. We have remaining capacity to issue and sell up to $29.0 million of additional shares of common stock under this ATM offering.

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

We believe that our existing cash resources together with cash from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next three years. If these sources are insufficient to satisfy our liquidity requirements, or provide funding to execute or accelerate our growth strategies, however, we may seek to sell additional equity or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine months ended
	September 30,
	(unaudited)
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(31,136)	$(31,182)
Investing activities	(1,309)	(422)
Financing activities	42,036	8,404
Effect of currency exchange on cash and cash equivalents	1	(1)
Net change in cash and cash equivalents	$9,592	$(23,201)

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $31.1 million and consisted primarily of a net loss of $49.3 million, partially offset by a non-cash charge of $16.4 million related to stock-based compensation expense and a change in net operating assets of $1.2 million. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable and accrued expenses to support the growth of our operations.

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

Cash used in investing activities:

Cash used in investing activities was $1.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the nine months ended September 30, 2024 was $42.0 million and consisted of $20.2 million related to proceeds from the issuance of common stock through the ATM offering, $20.0 million related to proceeds under the Loan Agreement, $1.6 million related to proceeds from the exercise of common stock options, and $0.4 million related to proceeds from the ESPP, partially offset by $0.2 million related to debt financing costs.

Net cash provided by financing activities for the nine months ended September 30, 2023 was $8.4 million and consisted of $7.5 million related to proceeds under the Loan Agreement, $0.5 million related to proceeds from the ESPP, and $0.5 million related to proceeds from the exercise of common stock options, partially offset by $0.1 million related to debt financing costs.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of September 30, 2024, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2024.

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

Credit risk

As of September 30, 2024 and December 31, 2023, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Transitions in executive leadership can adversely affect relationships with our customers, suppliers, and employees, make it difficult to attract and retain talent, and disrupt execution of our strategy, sales growth, and our efforts to enhance our operations. Additionally, such transitions can require significant payments to recruit and attract qualified employees to join our company and may involve severance payments to certain departing employees. Changes in key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business and establishes their team dynamic. For example, in February 2024, we appointed a new Chief Executive Officer who replaced our prior Chief Executive Officer, who had been in the role for 17 years. We experienced some disruption within the sales organization at the time of the Chief Executive Officer transition, which led to decreased productivity and higher salesforce turnover, as well as the termination of employment of our Senior Vice President of U.S. Sales. Since the beginning of the second quarter of fiscal 2024, we have hired new leaders for sales, medical affairs, clinical, reimbursement and human resources, completing the expansion of the executive team. Accordingly, our future financial performance will depend on our ability to attract, motivate, integrate and retain our senior management and employees.

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

Medicare reimbursement levels are important to increasing adoption of Barostim because nearly two-thirds of the target patient population for Barostim is over the age of 65. On January 1, 2024, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. In July 2024, CMS proposed OPPS rules for 2025, including moving Barostim procedures back to APC 5465, which would reduce the average payment amount for Barostim to $31,000. We believe the data supports creation of a Level 6 Neurostimulator APC and will work with CMS with the goal of achieving this, or alternatively, leaving Barostim in New Technology APC 1580 for another year. In August 2024, CMS reassigned the Barostim implant procedure for the inpatient setting as part of the IPPS final rule for CMS’ Fiscal Year 2025, which took effect on October 1, 2024. On that date, Barostim was reassigned to MS-DRG 276, which carries a national average payment of approximately $43,000, a significant increase from the previous payment range of $17,000-$23,000, which is expected to facilitate increased access to the therapy for patients with heart failure. Additionally, the American Medical Association's CPT Editorial Panel approved new Category I codes for Barostim therapy, expected to take effect January 1, 2026. Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business. From time to time, physicians and hospitals have in the past experienced, and others may experience, delays in Medicare reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the three months ended September 30, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 1, 2024

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)