Form 10-K
period 2024-12-31
CVRx, Inc.
filed 2025-02-18
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $152.5 million.

As of February 11, 2025, there were 26,036,032 shares of the registrant’s common stock, par value $0.01 per share outstanding.

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

In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K, which are summarized below. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (one of whom is affiliated with one of our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity, and results of operations;
●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must continue to demonstrate to physicians and patients the merits of Barostim;

●	if third-party payers do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations, and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and effectiveness of our products, which could impact future adoption and regulatory approvals.

PART I

Item 1. Business

Overview

CVRx is a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Barostim is the first medical technology approved by the U.S. Food and Drug Administration (the “FDA”) that uses neuromodulation to improve the symptoms of patients with heart failure (“HF”). Barostim is an implantable device that delivers electrical pulses to baroreceptors located in the wall of the carotid artery to counteract decreased baroreceptor signaling, which creates an imbalance in the brain’s Autonomic Nervous System (“ANS”) resulting in excess neurohormones that drive HF progression. Barostim provides Baroreflex Activation Therapy (“BAT,” or “Barostim Therapy”), which links the cardiovascular system to the ANS. This therapy complements the pharmaceutical neurohormonal blockade, or Guideline Directed Medical Therapy (“GDMT”), by increasing the signaling of the baroreceptors, thereby, reducing symptoms of HF. Barostim received the FDA Breakthrough Device designation and is FDA-approved for use in HF patients in the U.S. We estimate that our annual market opportunity for HFrEF is $2.2 billion in the U.S. and $2.8 billion in select European Markets (Germany, France, Italy, Spain, and the United Kingdom, or “European Five”).

HF is one of the most prevalent and devastating cardiovascular diseases. We estimate that there are approximately 64 million people worldwide suffering from HF, including approximately 6.7 million people in the U.S. and 10.5 million people in the European Five. HF is characterized by the heart’s inability to effectively circulate blood throughout the body resulting in insufficient levels of oxygen and nourishment to various body parts. This impacts a patient’s ability to function and leads to a variety of symptoms such as shortness of breath, extreme fatigue, exercise intolerance, swelling, and fluid retention that affects the patient’s quality of life, both physically and emotionally. HF worsens over time due to maladaptive responses from the body’s control systems, mediated by the ANS, that lead to excessive neural and hormonal activation. Autonomic activation is also a significant mechanism involved with multiple other cardiovascular diseases, such as hypertension, angina pectoris, and cardiac arrhythmia, as well as other diseases, such as chronic kidney disease.

We are currently focused on the treatment of patients with HF with reduced Ejection Fraction (“HFrEF”), which represent approximately 31% of the patients with HF. In HFrEF, the left ventricle loses its ability to contract properly, resulting in insufficient power to pump and push the necessary quantities of blood into circulation. Approximately 75% of HFrEF patients die within five years of being admitted to the hospital for HFrEF. Patients with HFrEF are typically placed on a treatment progression plan during which they are initially given Guideline Directed Medical Therapy (“GDMT”) to help manage symptoms, and then progress to more invasive and costly treatment options involving other implantable devices with the most severe patients often requiring Left Ventricular Assist Devices (“LVADs”) or heart transplants. These other implantable devices mostly target different HFrEF patient populations, may require an invasive procedure that places hardware directly inside the heart, and are not designed to address the imbalance of the ANS that causes the disease. We believe there is a significant need and market opportunity for a safe, effective, and minimally invasive device-based treatment option for HFrEF.

We believe Barostim offers meaningful benefits for patients, physicians and payers that will continue to drive adoption of our therapy. The primary benefits include:

•	Addresses significant unmet medical need. Barostim addresses a life-threatening disease for patients who failed to receive adequate benefits from existing treatments and who have no alternative treatment options. Based on this, the FDA granted Barostim a Breakthrough Device designation for HFrEF in June 2015.

•	Safe and effective treatment. Our BeAT-HF pivotal trial demonstrated compelling safety and effectiveness data regarding the clinical benefits of Barostim for HFrEF. The pre-market data demonstrated safety and effectiveness leading to FDA approval, and safety and effectiveness were confirmed by the post-market data. These results showed significant improvement in the following patient-centered outcomes:
•	Exercise capacity (measured by the standardized 6 Minute Hall Walk (“6MHW”) distance test): Our therapy demonstrated that patients in the Barostim group were able to improve the distance they walked in a six-minute period by 56 meters and 44 meters more than patients in the control group at six months and at one year, respectively, following implant, meaning the improvement was sustained. A 25-meter improvement in walking distance is considered clinically meaningful.
•	Quality of life (measured by Minnesota Living with Heart Failure (“MLWHF”) questionnaire): Our therapy improved quality of life by 14-points at six months, 8-points at one year and 10-points after two years of therapy compared to patients receiving GDMT alone. Patients receiving Barostim Therapy for two years reported persistent improvement in their ability to work around the house, sleep, their sense of control, and their mobility, while feeling like less of a burden to their family or friends. A 5-point improvement in the MLWHF questionnaire is considered clinically meaningful.

•	Functional status (determined by New York Heart Association (“NYHA”) classification): Our therapy demonstrated the following improvements in NYHA functional status versus the control group at the specific points in time, meaning Barostim demonstrated greater and sustained improvement: at six months, 67% in the Barostim group and 37% in the control group, favoring the Barostim group by 30 percentage points; at one year, 73% in the Barostim group and 41% in the control group, favoring the Barostim group by 32 percentage points; and, at two years, 68% in the Barostim group and 41% in the control group, favoring the Barostim group by 27 percentage points.
•	Freedom from All-Cause Death, LVAD, or Transplant. Patients in the Barostim group had a directionally favorable 34% reduction in all-cause death or the use of LVAD or heart transplant versus the control group.
•	Improvement in Hierarchical Composite Outcomes. Based on a hierarchical composite outcomes analysis (including cardiovascular (“CV”) mortality, LVAD/transplant, HF hospitalization and quality of life), the Win Ratio (defined below) was 1.26 in favor of the Barostim group.
•	Implant safety. The major adverse neurological or cardiovascular system or procedure-related event (“MANCE”) free rate exceeded the performance criteria of 85%, with 121 out of 125 implanted patients being event free, resulting in an event-free rate of 97% (p < 0.001; 95% 1-sided CI: 93% to 100%).

In summary, the primary safety endpoint in the pre-market phase was previously met and subsequently confirmed in the post-market phase. In the pre-market phase, all effectiveness endpoints were previously met, demonstrating 6-month improvements in 6MHW, quality of life, NYHA Class and NT-proBNP (defined below). The post-market phase effectiveness primary endpoint of CV mortality and HF hospitalization was not met. Additional post-market phase effectiveness analyses (Win Ratio, freedom from all-cause mortality) suggested a favorable effect of Barostim Therapy. The totality of the 6, 12 and 24-month data demonstrated symptomatic improvements for HF patients who are NYHA Class III or Class II (who had a recent history of Class III) despite treatment with guideline-directed therapies and who have a LVEF ≤ 35% and a NT-proBNP<1600 pg/ml.

•	Widely accepted mechanism of action. Our platform technology is based on a widely accepted mechanism of action and is designed to complement GDMT to further address the imbalance of the ANS and the consequent excess of neurohormones that cause HFrEF and other cardiovascular diseases to worsen over time.

•	Strong global clinical evidence. The benefits of treatment with Barostim were shown to be similarly robust and reproducible across all three of our HF clinical studies, including BAT-in-HF (Phase I), HOPE4HF (Phase II) and BeAT-HF (Phase III pivotal trial), evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. Barostim Therapy’s trial results have been published in more than 65 peer-reviewed publications, approximately 25 of which relate to the treatment of HF, including, among others, the Journal of the American College of Cardiology and the European Journal of Heart Failure.
•	Minimally invasive implant procedure. Barostim’s implantable pulse generator (“IPG”) and stimulation lead are implanted during a minimally invasive implant procedure typically performed in an outpatient setting that lasts approximately one hour and involves two small skin incisions. Our device does not require hardware to be implanted in the heart or vasculature, which is the case with most other device-based treatments indicated for different HFrEF patient populations. Patients typically recover quickly and are discharged from the hospital within 24 hours of the procedure.
•	Potential reduction in total healthcare costs for HFrEF patients. A Company-sponsored and co-authored cost-impact analysis, which was published in BMC Cardiovascular Disorders, a peer-reviewed manuscript, predicted BAT plus GDMT would become the lower-cost alternative treatment within three years from implantation, as compared to GDMT alone, resulting in significant cost savings to healthcare systems.
•	Inherent patient compliance and durability. Barostim ensures patient compliance, unlike most commercially available drug treatments, as it requires no device interaction by the patient. Our device has a battery that does not require recharging, has an average service life of five to six years and is replaced through a short outpatient procedure.

Barostim is a minimally invasive neuromodulation device that consists of two implantable components, an IPG and a stimulation lead and is programmed by a wireless clinician-controlled programmer that communicates with the IPG. The IPG contains the electronics and battery in a hermetic enclosure and controls and delivers the imperceptible and persistent electrical pulses to the carotid baroreceptors through the stimulation lead attached to the exterior wall of the carotid artery. Barostim has no intravascular components. These electrical pulses delivered to the baroreceptors increase signals to the brain to modulate the cardiovascular function, thereby improving symptoms of HFrEF. Our wireless programmer allows physicians to verify and customize the therapy to the patient’s needs by adjusting the intensity and frequency of the electrical pulses.

We have developed a significant clinical data set that demonstrates the safety, effectiveness, patient adherence, and durable benefits of Barostim Therapy. Our BeAT-HF pivotal trial, which was a multi-center, prospective, randomized, controlled trial, met the primary safety and effectiveness endpoints and demonstrated meaningful improvement in the quality of life, both physically and emotionally, for patients suffering from HFrEF. These results led to FDA Premarket Approval (“PMA”) approval of Barostim in August 2019 on an accelerated basis of only four months from the submission of the clinical trial report.

The BeAT-HF pivotal trial continued enrolling patients in the post-market stage of the trial in order to gather and evaluate additional, long-term data. In December 2023, the FDA approved expanded labeling for Barostim based on the BeAT-HF trial data, resulting in simplification and clarification of the indications for use, as well as inclusion of the primary endpoint results, the 6, 12 and 24 month symptomatic data, the Win Ratio and the all-cause mortality data in the “Clinical Summary” discussion included in Barostim’s indications for use. We currently believe our annual market opportunity in the U.S. is an estimated $2.2 billion, or 76,000 patients, based on this new long-term safety and effectiveness data as well as our commercial experience and, as discussed below, the new reimbursement assignment for Barostim in 2025.

We continue to develop and expand upon our significant body of published clinical evidence that supports the meaningful benefits of Barostim Therapy. We are continuing to collect data through the U.S. patient registry that we have established in order to evaluate and assess real world outcomes from HFrEF patients who have been implanted with Barostim.

We primarily sell Barostim to hospitals through a direct sales organization in the U.S. and Germany and through distributors in Austria, Spain, Italy, the Nordic region, and other European countries. Our global sales and marketing team engages in sales efforts and promotional activities focused on electrophysiologists (“EPs”), HF specialists, interventional cardiologists, general cardiologists, and vascular surgeons. We are prioritizing our sales and marketing efforts on high volume cardiology centers that are strategically located and on educating and training physicians. We support all aspects of the patient journey, which includes initial diagnosis, surgical support, and patient follow-up. We also highlight our compelling clinical benefits and value proposition to build awareness and adoption among physicians through targeted key opinion leader (“KOL”) development, referral network education and direct-to-consumer marketing. We utilize direct communication channels to inform and educate patients about Barostim Therapy and utilize a qualification process to aid in the identification of the appropriate patients for our therapy. In the U.S., Barostim is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”) across all regions. We assist with reimbursement approvals, if required. We plan to continue actively expanding our direct sales force and commercial organization in the U.S., which is where we expect to focus most of our sales and marketing efforts in the near-term.

The primary focus of our research and development efforts in the near-term will be the continued technological advancement of Barostim. In the future, we plan to explore Barostim’s potential to expand its indications for use to other cardiovascular diseases, including different forms of HF, hypertension, and arrhythmias. Expansions into these or other new indications would require additional FDA approvals and may involve additional clinical trials or modifications to Barostim to treat such indications. If clinical studies for future indications do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize our products for these indications.

Our primary activities include continuing to increase education and awareness among physicians, advanced practice providers and patients, develop a more robust portfolio of clinical evidence, and improve patient access to Barostim Therapy. We generated revenue of $51.3 million, a gross margin of 84% and a net loss of $60.0 million for the year ended December 31, 2024, compared to revenue of $39.3 million, a gross margin of 84% and a net loss of $41.2 million for the year ended December 31, 2023. Our accumulated deficit as of December 31, 2024 and 2023, was $537.3 million and $477.4 million, respectively.

Our market and industry

Overview of HF

It is estimated that HF currently affects approximately 64 million people globally, including approximately 6.7 million people in the U.S. and approximately 10.5 million people in the European Five. HF is associated with a five-fold increase in sudden cardiac death. There is no known prevention for HF other than the treatment of the common risk factors associated with the disease, such as hypertension, diabetes, and obesity.

HF is a debilitating, progressive and potentially life-threatening condition where the heart does not pump enough blood throughout the body. Without proper blood circulation, insufficient levels of oxygen and nourishment are delivered to various body parts, impacting a person’s ability to function and leading to a variety of symptoms that affect quality of life, both physically and emotionally, such as shortness of breath, extreme fatigue, exercise intolerance, swelling and fluid retention. HF worsens over time due to maladaptive responses from the body’s control systems, mediated by the ANS, that lead to excessive neural and hormonal activation. Autonomic activation is also a significant mechanism involved with multiple other cardiovascular diseases, such as hypertension, angina pectoris and cardiac arrhythmia, as well as other diseases, such as chronic kidney disease.

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

The sympathetic system of the ANS is responsible for preparing the body for action through the “fight or flight” response, which consists of the release of specific neurohormones that act across the cardiovascular system. When the body perceives a threat in the environment, the sympathetic system stimulates the release of these neurohormones, which increase the heart rate, widen the airways to allow for easier breathing, release stored energy, increase strength in the muscles, and slow digestion and other bodily processes that are not as critical for taking action. These changes prepare the body to respond appropriately to a threat in its environment.

The parasympathetic system of the ANS is responsible for restoring the body to a state of calm through the “rest and digest” counter response in order to maintain homeostasis. This is done by decreasing the heart rate, conserving energy, constricting the airways, relaxing the muscles, and increasing digestion.

These two systems are strongly influenced by baroreceptors that are located in carotid artery walls. The baroreceptors regulate the baroreflex, which is one of the mechanisms of the ANS that help to maintain blood pressure at nearly constant levels (i.e., homeostasis). Baroreceptors provide beat-by-beat regulation of the body’s circulatory system by sending electrical signals to the brain.

Healthy individuals have balanced sympathetic and parasympathetic activities due to normal baroreceptor signaling, promoting the effective function of the heart. However, there are many factors, including a person’s diet, lifestyle, and underlying conditions such as diabetes and obesity that can contribute to an imbalance of the ANS and an excess of neurohormones. This imbalance, or the elevated levels of sympathetic activity and reduced levels of parasympathetic activity, may result in additional stress on the heart, leading to HF and potentially death.

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

We are currently focused on the treatment of patients with HFrEF, which represents approximately 31% of the patients with HF. These patients currently have limited commercially available device-based treatment options that improve HFrEF symptoms such as shortness of breath, fatigue, weakness, swelling of the legs and feet, reduced ability to exercise, a persistent cough, an increased need to urinate and sudden weight gain. Approximately 75% of HFrEF patients die within five years of being admitted to the hospital for HFrEF.

Given HFrEF is a multifactorial and heterogeneous disease, physicians use a variety of indicators in the underlying pathology, severity of symptoms and a patient’s functional limitations to classify HF patients. Below are some of the common indicators used by cardiologists to diagnose HF:

•	NYHA classification: The NYHA classification guidelines are the most common measure of HF severity and allow physicians to classify patients into four groups based on observed symptoms and functional limitations. The least severe functional status is NYHA Class I (mild) with the most advanced being NYHA Class IV (critical). The majority of patients are initially identified as NYHA Class I or II and typically progress into subsequently worse states of the disease despite current treatment options. On average, patients who progress to a NYHA Class III either worsen to Class IV or die after 3.3 years. HFrEF patients are typically classified as NYHA Class II (moderate) or Class III (severe).

•	Level of N-terminal prohormone B-type natriuretic peptide (“NT-proBNP”): NT-proBNP, a non-active prohormone in the heart, is released due to pressure changes inside the heart. NT-proBNP is considered to be at a normal level when it is < 125pg/ml for patients 0-74 years old and < 450pg/ml for patients 75-99 years old. Generally, patients with HF have elevated NT-proBNP levels, with those > 1600pg/ml associated with an extremely poor prognosis and low responses to treatments.
•	Left ventricular ejection fraction (“LVEF”): LVEF is a widely utilized indicator of systolic heart function, or the heart’s ability to pump blood throughout the body. It measures the percentage of blood that is ejected from the left ventricle with each beat. An LVEF < 50% is considered dysfunctional and indicative of HFrEF.
•	Co-morbidities / clinical fit: A patient’s co-morbidities, such as severe chronic obstructive pulmonary disease (“COPD”), kidney disease or carotid stenosis, as well as a patient’s physical and psychological fit contribute to a physician’s treatment recommendation given the use of general anesthesia in most HF-related device-based treatment options.
•	QRS complex: The QRS complex is a classification of ventricle depolarization, or the heart’s ability to open once contracted. It measures the way in which electrical signals travel through the heart and considers the mechanics and duration of the ventricle depolarization. A narrow QRS complex, or a QRS < 120 milliseconds, is usually driven by a right bundle branch block, which is a blockage along the pathway that electrical pulses travel through to the right ventricle in order to generate a heartbeat. A wide QRS complex, or a QRS ≥ 150 milliseconds, is usually driven by a left bundle branch block, which is a blockage impacting the pathway to the left ventricle.

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

Other commercially available implantable devices

Implantable Cardiac Defibrillators (“ICD”)

ICDs are indicated for patients with NYHA Class II or III and LVEF ≤ 35% for both wide and narrow QRS. However, these devices are generally used to prevent sudden cardiac arrest rather than reduce HFrEF symptoms, as their electrical shocks focus on restoring a normal heartbeat when a heart beats too quickly or randomly. Given their purpose and mechanism of action, these devices are not a treatment for HFrEF but are used in conjunction with other treatment options that focus on reducing HF symptoms.

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

Cardiac Contractility Modulation (“CCM”)

CCM is eligible for patients with NYHA Class III, LVEF 25-45%, narrow QRS and normal sinus rhythm. CCM requires an invasive procedure whereby an IPG is implanted under the skin of the upper chest with electrical leads running through the veins and attached inside the heart’s ventricles, sending electrical pulses to the heart after it contracts. The device is rechargeable and therefore requires patients to recharge the battery on a regular basis.

Left Ventricular Assist Device (“LVAD”)

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

Despite currently available pharmaceutical and device-based treatments, HF remains underpenetrated and imposes significant direct and indirect costs on the healthcare system through patient care, morbidity, unpaid care costs, premature mortality and lost productivity. We estimate there are approximately 1.2 million HF hospitalizations every year in the U.S., representing approximately $39.5 billion in annual spending.

Barostim’s market opportunity

In late 2023, we revised our U.S. annual market opportunity – based on the long-term safety and effectiveness data of BeAT-HF, our commercial experience and to account for the new reimbursement assignment for Barostim – to $2.2 billion, or 76,000 new patients per year. We have since also revised our estimate of the European Five annual HFrEF market opportunity to $2.8 billion, or 98,000 patients per year. This yields a total combined market of $5.0 billion, or 174,000 patients per year.

Our solution

We developed our Barostim platform technology to transform the treatment of HFrEF and other cardiovascular diseases and become the standard of care for this vulnerable and underpenetrated patient population. We believe Barostim offers meaningful benefits for patients, physicians and payers that will continue to drive adoption of our therapy.

Overview of Barostim Therapy

Our integrated platform technology, Barostim, leverages the power of the brain and its ANS to address the primary cause of HFrEF and other cardiovascular diseases. Our product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim Therapy utilizes a widely accepted mechanism of action and works by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to counteract decreased baroreceptor signaling, which results in an excess of neurohormones that drives HF progression. Barostim provides BAT, which complements the neurohormonal blockade, or GDMT, by increasing the signaling of the baroreceptors. This increased signaling is well understood to normalize blood pressure, improve remodeling of the heart, increase vasodilation (widening of blood vessels), and improve kidney function. Based on the results of our BeAT-HF pivotal trial, Barostim has demonstrated its ability to meaningfully improve the quality of daily life, both physically and emotionally, for patients suffering from HFrEF.

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

Treating patients with Barostim

Patient selection

Barostim is indicated for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/ml. Barostim delivers BAT to improve patients’ NYHA functional status, 6MHW and quality of life.

Once a patient is diagnosed with HFrEF and recommended for an ICD and/or CRT, interventional or general cardiologists will often refer them to EPs, who often conduct a series of diagnostic tests, including an electrocardiogram, ultrasound, and various blood tests, from which they will determine the patient’s eligibility for our therapy. Many of our indicated patients may have already been pre-indicated for an ICD, whether or not they chose to undergo the ICD implantation procedure.

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

Key benefits for patients, physicians and payers

Barostim is designed to advance patient care and provide a safe, effective, and economically attractive treatment option to an underserved patient population suffering from HFrEF. We believe the following factors offer meaningful benefits for patients, physicians and payers that will continue to drive broad adoption of our therapy:

•	Addresses significant unmet medical need. Barostim addresses a life-threatening disease for patients who failed to receive adequate benefits from existing treatments and who have no alternative treatment options. Based on this, the FDA granted Barostim a Breakthrough Device designation for HFrEF in June 2015.
•	Safe and effective treatment. Our BeAT-HF pivotal trial demonstrated compelling safety and effectiveness data regarding the clinical benefits of Barostim for HFrEF. The pre-market data demonstrated safety and effectiveness leading to FDA approval and safety and effectiveness were confirmed by the post-market data. These results showed significant improvement in the following patient-centered outcomes:
•	Exercise capacity (measured by the standardized 6MHW distance test): Our therapy demonstrated that patients in the Barostim group were able to improve the distance they walked in a six-minute period by 56 meters and 44 meters more than patients in the control group at six months and at one year, respectively, following implant, meaning the improvement was sustained. A 25-meter improvement in walking distance is considered clinically meaningful.
•	Quality of life (measured by MLWHF questionnaire): Our therapy improved quality of life by 14-points at six months, 8-points at one year and 10-points after two years of therapy compared to patients receiving GDMT alone. Patients receiving Barostim Therapy for two years reported persistent improvement in their ability to work around the house, sleep, their sense of control, and their mobility, while feeling like less of a burden to their family or friends. A 5-point improvement in the MLWHF questionnaire is considered clinically meaningful.
•	Functional status (determined by NYHA classification): Our therapy demonstrated the following improvements in NYHA functional status versus the control group at the specific points in time, meaning Barostim demonstrated greater and sustained improvement: at six months, 67% in the Barostim group and 37% in the control group, favoring the Barostim group by 30 percentage points; at one year, 73% in the Barostim group and 41% in the control group, favoring the Barostim group by 32 percentage points; and, at two years, 68% in the Barostim group and 41% in the control group, favoring the Barostim group by 27 percentage points.
•	Freedom from All-Cause Death, LVAD, or Transplant. Patients in the Barostim group had a directionally favorable 34% reduction in all-cause death or the use of LVAD or heart transplant versus the control group.

•	Improvement in Hierarchical Composite Outcomes. Based on a hierarchical composite outcomes analysis (including CV mortality, LVAD/transplant, HF hospitalization and quality of life), the Win Ratio was 1.26 in favor of the Barostim group.
•	Implant safety. The MANCE-free rate exceeded the performance criteria of 85%, with 121 out of 125 implanted patients being event free, resulting in an event-free rate of 97% (p < 0.001; 95% 1-sided CI: 93% to 100%).

The significant benefits of our therapy were observed despite a four-fold uptake of ARNI medication in the control arm, as compared to the device arm.

•	Widely accepted mechanism of action. Our platform technology is based on a widely accepted mechanism of action and is designed to complement GDMT to further address the imbalance of the ANS and the consequent excess of neurohormones that cause HFrEF and other cardiovascular diseases to worsen over time.
•	Strong global clinical evidence. The benefits of treatment with Barostim were shown to be similarly robust and reproducible across all three of our HF clinical studies, including BAT-in-HF (Phase I), HOPE4HF (Phase II), and BeAT-HF (Phase III pivotal trial), evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada and the United Kingdom. The BeAT-HF pivotal trial, which was a multi-center, prospective, randomized, controlled trial, met its primary endpoints and the positive safety and effectiveness data exceeded the pre-specified performance criteria across multiple dimensions, measuring the improvement in the quality of patients’ daily lives. Barostim Therapy’s trial results have been published in more than 65 peer-reviewed publications, approximately 25 of which relate to the treatment of HF, including, among others, the Journal of the American College of Cardiology and the European Journal of Heart Failure.
•	Minimally invasive implant procedure. Barostim’s IPG and stimulation lead are implanted during a minimally invasive implant procedure typically performed in an outpatient setting that lasts approximately one hour and involves two small skin incisions. Our device does not require hardware to be implanted in the heart or vasculature, which is the case with most other device-based treatments indicated for different HFrEF patient populations. Patients typically recover quickly and are discharged from the hospital within 24 hours of the procedure.
•	Potential reduction in total healthcare costs for HFrEF patients. In addition to providing improved physical and health-related benefits and quality of life for patients, we estimate Barostim has the potential to result in cost savings to healthcare systems. A Company-sponsored and co-authored cost-impact analysis, which was published in BMC Cardiovascular Disorders, a peer-reviewed manuscript, predicted BAT plus GDMT would become the lower-cost alternative treatment within three years from implantation, as compared to GDMT alone, resulting in significant cost savings to healthcare systems.
•	Inherent patient compliance and durability. Barostim ensures patient compliance, unlike most commercially available drug treatments, as it requires no device interaction by the patient. Our device has a battery that does not require recharging, has an average service life of five to six years and is replaced through a short outpatient procedure.

Clinical results and studies

The safety and effectiveness of Barostim in HFrEF is supported by compelling data, which demonstrated similarly robust and reproducible results across our three clinical trials evaluating 624 patients in aggregate across the U.S., Germany, Italy, France, Canada, and the United Kingdom. We designed our BeAT-HF (Phase III) pivotal trial in collaboration with the FDA under the Breakthrough Devices Program, which was implemented to accelerate the approval of novel therapies targeting unmet needs for debilitating or life-threatening conditions. The pre-market phase of our BeAT-HF pivotal trial met the primary safety and effectiveness endpoints and demonstrated meaningful improvement in the quality of life, both physically and emotionally, for patients suffering from HFrEF. These results led to the FDA approval of Barostim in August 2019 on an accelerated basis of only four months from the submission of the final clinical trial report. The post-market phase BeAT-HF pivotal trial met the primary safety endpoint, and although it did not meet the primary effectiveness endpoint, showed sustained improvements in exercise capacity, quality of life and NYHA functional status, and favored Barostim in freedom from all-cause mortality, LVAD or transplant and in the Win Ratio. This led to the FDA approval of expanded labeling with these results and a simplification and clarification of the following indications for use.

Barostim is indicated for patients who are NYHA Class III or Class II (with a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1,600 pg/ml. Barostim delivers BAT to improve patients’ NYHA functional status, 6MHW and quality of life.

The safety and effectiveness of Barostim Therapy have been published in more than 65 peer-reviewed publications, approximately 25 of which relate to the treatment of HF, including, among others, the publications on the pivotal trial results in the Journal of the American College of Cardiology and the European Journal of Heart Failure.

We have established a U.S. patient registry to evaluate and assess real world patient outcomes from patients who have been implanted with Barostim. Investment in clinical evidence continues to be one of our core strategies, and we intend to continue to develop and expand upon a significant body of published clinical evidence that supports the safety and effectiveness of Barostim Therapy.

Pivotal Phase III Study: BeAT-HF

Overview

BeAT-HF was a multi-center, prospective, randomized, controlled trial that began in April 2016 to develop scientific evidence for the safety and effectiveness of BAT with Barostim. Between May 2016 and July 2020, 467 adult patients were randomized at 72 sites within the U.S. and one site in the United Kingdom.

The BeAT-HF study was designed to encompass two stages in an integrated and seamless approach:

(1)   A pre-market stage that examined three primary effectiveness endpoints (quality of life, 6MHW and NT-proBNP), as well as one safety endpoint that included the MANCE-free rate.

(2)   A post-market stage that examined the effects of BAT on rates of HF hospitalization and CV mortality, as well as sustained safety and symptomatic improvements, which expanded the labeling for Barostim.

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

•	Quality of life (measured by MLWHF questionnaire): BAT resulted in a 14-point improvement in quality of life for patients in the Barostim group relative to patients in the control group (p < 0.001; 95% CI: -19 to -9). MLWHF is a self-administered disease-specific questionnaire for HF, which is comprised of 21 questions rated on six-point Likert scales, representing different degrees of impact of HF on a patient’s quality of life, and is approved by the FDA as a Medical Device Development Tool. According to the medical community, a 5-point improvement is considered to be clinically meaningful.
•	Exercise capacity (measured by the standardized 6MHW distance test): BAT resulted in a 60-meter increase in the distance patients in the Barostim group were able to walk on a flat, hard surface in a six-minute period relative to that of patients in the control group (p < 0.001; 95% CI: 40 to 80 meters). According to the medical community, the 6MHW is an index of a patient’s ability to perform daily activities; an improvement of 25 meters or more is considered to be clinically meaningful to HFrEF patients.
•	Functional status (determined by NYHA classification): BAT demonstrated that 65% of patients in the Barostim group improved at least one NYHA class (p < 0.001; 95% CI: 22% to 46%) as compared to only 31% in the control group and 13% of patients in the Barostim group improved two NYHA classes as compared to only 2% in the control group.
•	NT-proBNP (serum biomarker used as indicator of severity of HF): BAT resulted in a 25% greater reduction (improvement) in NT-proBNP for patients in the Barostim group relative to that of patients in the control group (p=0.004; 95% CI = -38% to -9%). According to independent research that took place in a large multicenter pharmaceutical clinical trial, a 10% change in NT-proBNP is associated with a change in the subsequent risk of CV mortality and HF hospitalization.

The MANCE-free rate exceeded the performance criteria of 85%, with 121 out of 125 implanted patients being event free, resulting in an event-free rate of 97% (p < 0.001; 95% 1-sided CI: 93% to 100%).

In addition to the results noted above, we observed a reduction in the rate of cardiovascular serious adverse events (non-HF related events) by 51% (events per patient-year; 0.101 Barostim group vs 0.206 control group; nominal p= 0.023; 95% CI: 0.10 to 0.73) and there were no significant differences in blood pressure or heart rate.

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

The safety and effectiveness data in the BeAT-HF pivotal trial support the HFrEF clinical benefits of Barostim. These results demonstrated that BAT is safe in patients with HFrEF, showed a directional reduction in the primary endpoint of CV mortality and HF morbidity (although not reaching statistical significance), and favored patient-centered symptomatic improvements at 6 and 12 months in 6MHW and at 6,12 and 24 months in the MLWHF quality of life questionnaire and NYHA Class.

•	Exercise capacity (measured by the standardized 6MHW distance test): The Barostim group showed an improvement at both 6 and 12 months compared to the control group. The difference between the arms at 6 months was 56 meters and at 12 months the difference was sustained with 44 meters. These improvements between the groups are not only statistically significant, but they are approximately twice the clinically significant value of 25 meters.

•	Quality of life (measured by MLWHF questionnaire): The Barostim group showed an improvement in quality of life points ranging from 17 to 20 points from baseline across the follow-up visits. The differences between the groups at 6, 12 and 24 months are -14, -8 and -10, respectively, which is not only statistically significant, but is greater than a clinically meaningful difference of 5 points.

•	Functional status (determined by NYHA classification): Approximately two-thirds of the Barostim group improved at least one NYHA class across the follow-up visits. Additionally, the percentage of subjects improving between the arms at 6, 12, and 24 months was higher in the Barostim group compared to the control group.

•	Hierarchical Win Ratio: The hierarchical composite analysis using the Win Ratio was evaluated using the components of the CV morbidity and HF mortality endpoints and the MLWHF quality of life (CV mortality, heart transplant or LVAD, number of hospitalizations or emergency visits for HF, number of unscheduled clinical visits with IV diuretic, and change from baseline in MLWHF at 12 months). This resulted in a Win Ratio of 1.26, reflecting beneficial trend in the heart transplant/LVAD over the course of the study and MLWHF at 12 months.

•	Freedom from All-Cause Mortality: In addition to the results above, freedom from all-cause mortality (all-cause death, LVAD and heart transplant) demonstrated a 34% reduction between the groups. In the Barostim group, the crude event rate was 7.0 per 100 years with 38 events during 544 patient-years at risk. In the control group, the crude event rate was 10.4 per 100 years with 51 events during 492 patient-years at risk. As shown below, the hazard ratio for all-cause mortality = 0.662 (95% CI 0.435, 1.007), representing a relative risk reduction of 34% in the Barostim group compared with the control group. The hazard ratio for all-cause mortality using a per protocol analysis = 0.589 (95% CI 0.380, 0.923), representing a relative risk reduction of 41% in the Barostim group compared with the control group.

The system or procedure related MANCE endpoint includes all events that occurred across the duration of follow-up. The analysis includes subjects in Barostim group who had an implant attempted (n=159), representing 6,664 total months of implant follow-up. All implant attempts were successful. As shown below, the MANCE-free rate is 96.9%, with 154 out of 159 implanted patients being event free with a lower bound one-sided 95% confidence level of 93.5% (p value <0.001 compared to a performance goal of 85%).

Phase II Study: HOPE4HF

HOPE4HF was a multinational, prospective, randomized, controlled trial that began in May 2012 to demonstrate the safety and performance of BAT with Barostim. A total of 146 patients (72 in the U.S. and 74 in Germany, Italy, France, and Canada) at 45 centers were randomized 1:1 with 76 patients in the Barostim group and 70 patients in the control group.

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

Results

The overall MANCE-free rate was 97% (lower 95% CI bound 91%). Patients assigned to Barostim group, compared with control group patients, experienced improvements in MLWHF quality of life score (–17 ± 2.8 points Barostim group vs. 2.1 ± 3.1 points control group; p < 0.001), 6MHW distance (60 ± 14 meters Barostim group vs. 1.5 ± 13 meters control group; p=0.004) and NT-pro BNP (-69 pg/ml Barostim group vs. 130 pg/ml control group; p =0.02). Barostim group patients also experienced at least a one-class improvement in NYHA class when compared to the control group (55% Barostim group vs 24% control group; p=0.002) and showed a trend toward fewer days hospitalized for HF (p=0.08) as compared to the control group.

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

Other clinical trials

BATwire implant toolkit

In the second half of 2020, the FDA approved a two-stage pivotal trial design to assess the safety and effectiveness of the BATwire implant toolkit. This trial was expected to enroll up to 400 subjects and follow up to 100 implanted subjects for one year. In April 2024, we suspended enrollment in the BATwire clinical trial because of slow recruitment, due in part to trial candidates choosing the commercially approved procedure. All enrolled patients will be followed per the protocol until the trial is completed.

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

Sales and marketing

We have established a systematic approach to market development which centers on active engagement across three key stakeholders in the HFrEF treatment paradigm—patients, physicians, and hospitals.

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

We primarily sell Barostim to hospitals through a direct sales organization in the U.S. and Germany, and through distributors in Austria, Spain, Italy, the Nordic region, and other European countries. Our global sales and marketing team engages in sales efforts and promotional activities focused on EPs, HF specialists, interventional and general cardiologists, and vascular surgeons. We are continuing to actively expand our direct sales force and commercial organization in the U.S.

Our direct sales representatives, which we refer to as Account Managers, generally have substantial and applicable medical device experience, specifically in the cardiovascular space, and market our products directly to the approximately 2,500 EPs, 800 HF specialists and 20,000 general cardiologists in the U.S. We support all aspects of the patient journey, which includes initial diagnosis, surgical support, and patient follow-up. Our Account Managers are focused on prioritizing high volume cardiology centers that are strategically located and on educating and training physicians who have strong connectivity to the HFrEF patient population that may be eligible for our therapy. We also employ Field Clinical Specialists who generally have experience in medical device clinical support. Our Field Clinical Specialists work to ensure that every procedure is done correctly by educating the implanting physicians, including vascular surgeons and EPs, about the technical aspects of Barostim and the implantation procedure.

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

Third-party coverage and reimbursement

Coding and payment in the United States

In the U.S., we sell Barostim primarily to hospitals, where the device is implanted in outpatient and inpatient settings. Our customers bill various third-party payers, such as government agencies, administrative contractors, commercial payers and integrated managed care organizations, for the cost required to treat each patient.

Third-party payers generally require physicians and hospitals to identify the service for which they are seeking reimbursement for by using CPT codes, which are created and maintained by the American Medical Association. Implantation of Barostim is described by CPT code 0266T, a Category III code approved in July 2011 and effective as of January 2012. Hospitals are able to use this code to submit for a system implant payment. CPT code 0268T is used to submit for an IPG replacement procedure payment, and CPT codes 0272T and 0273T are used for interrogation and programming of the IPG, respectively. We believe these Category III codes will be transitioned to Category I codes on January 1, 2026.

Medicare provides reimbursement to hospitals using Barostim under the hospital outpatient prospective system (“OPPS”), which provides bundled amounts generally intended to reimburse a hospital for all facility costs related to procedures performed in its outpatient setting. On January 1, 2024, the Barostim implant procedure was reassigned to New Technology APC 1580, which carries an average payment amount of approximately $45,000. The APC payment of approximately $45,000 will continue in 2025, as published in the 2025 OPPS ﬁnal rule. The IPG replacement will continue to be assigned to Level 5 Neurostimulator payment APC 5465, which has a national average of approximately $30,500.

In August 2024, CMS reassigned the Barostim implant procedure for the inpatient setting as part of the Medicare Hospital Inpatient Prospective Payment System (“IPPS”) final rule for CMS’ Fiscal Year 2025, which took effect on October 1, 2024. On that date, Barostim was reassigned to MS-DRG 276, which carries a national average payment of approximately $44,000 in 2025. These payments generally cover the hospital’s costs for the device and the implantation procedure.

The surgeon implanting Barostim is paid an additional physician payment under the Medicare Physician Fee Schedule, and the physician that manages the device performs multiple device interrogations and is paid using the payment code APC 5721, which has a national average of $156 per visit in 2025.

Reimbursement rates from commercial payers vary depending on a variety of factors, including the commercial payor and contract terms.

Government program and commercial payer coverage in the United States

Since approximately 67% of our target treatment population includes Medicare-eligible patients, we have prioritized CMS coverage while simultaneously developing processes to engage commercial payers. As of July 2020, all Medicare Administrative Contractors (“MACs”) have retired automatic coverage denial policies, thereby allowing implants to be adjudicated on a case-by-case basis. CMS has committed to considering additional process improvements to increase access to innovative devices. We will continue to monitor developments in this space, including decisions made by private payers, if any.

We will continue to leverage our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. We believe our market access team is highly effective in obtaining prior authorizations, including navigating the appeals process. We believe that we will continue to benefit from this efficient prior authorization process in the near-and-long-term by expanding on our positive coverage policies with commercial payers. In our discussions with commercial payers, we highlight our compelling and robust clinical data, including the long-term post-market BeAT-HF data, the potential economic cost-savings associated with our highly compliant treatment, increased patient demand and support from leading medical societies and KOLs. As our operations continue to grow, we intend to continue to further expand our market access team accordingly.

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

The primary focus of our research and development efforts in the near-term will be the continued technological advancement of Barostim.

While we are currently focused on the treatment of patients with HFrEF, we believe our platform technology can provide meaningful benefits to a broader set of patients suffering from cardiovascular diseases with significant unmet needs. Our longer-term goal is to explore Barostim’s potential to expand the indications for use to other cardiovascular diseases, including different forms of HF, hypertension, and arrhythmias. Expansions into these or other new indications would require additional FDA approvals and may involve additional clinical trials or modifications to Barostim to treat such indications. If clinical studies for additional indications do not produce results necessary to support regulatory clearance or approval in the U.S. or elsewhere, we will be unable to commercialize our products for these indications.

For the years ended December 31, 2024 and 2023, we incurred research and development expenses of $11.1 million and $11.6 million, respectively.

Competition

Our industry is subject to rapid change from the introduction of new products and technologies and other activities of industry participants. We consider our primary competition to be other device-based therapies designed to treat patients with HFrEF and a narrow QRS complex.

There is only one other commercially available device-based option, CCM, that targets a limited subset of the same HFrEF patient population indicated for Barostim. CCM is offered by a privately-held medical technology company and has the potential to improve a patient’s quality of life and reduce symptoms of HFrEF. However, CCM is associated with a number of drawbacks, including not being designed to address excess of neurohormones; less favorable clinical effectiveness results in patients with LVEF 25–35% as compared to patients with LVEF 35–45% related to exercise capacity, quality of life and NYHA functional status; implantation through an invasive procedure that includes running electrical leads through the veins and attaching them to the heart’s ventricle, which may lead to increased risks to the patient; and the requirement that patients regularly charge the battery in their implanted device.

We believe that the primary competitive factors in the HFrEF treatment market are:

•	product safety, reliability, and durability;
•	quality and volume of clinical data;
•	adoption by patients, physicians, and hospitals;
•	adequate reimbursement for our device;
•	product ease of use and patient comfort;
•	sales force expansion, experience, and access;
•	product availability, support, and service;
•	manufacturing and supply chain;
•	technological innovation and product enhancements; and
•	intellectual property portfolio.

Aside from device-based treatments, pharmaceutical therapies are widely used to treat HFrEF and have been in use longer and are better known to physicians and patients than Barostim. However, because Barostim is designed to be used in conjunction with pharmaceutical therapies to alleviate the symptoms of HFrEF, we do not consider existing pharmaceutical therapies to be direct competition.

We also compete with other medical technology companies to recruit and retain qualified sales, training, and other personnel.

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2024, we owned 49 issued U.S. patents and had six pending U.S. patent applications. Outside of the U.S., we owned nine patents in multiple countries and had 10 pending applications. Our trademark portfolio focuses on nine trademarks in the U.S. and multiple other countries. Our patents cover aspects of our integrated platform technology, Barostim, including baroreflex methods, stimulus regimes, mapping methods, electrode designs, disease treatments, closed loop control, burst intervals, connection structures and baroreceptor locations, as well as future product concepts. The term of individual patents depends on the law of the countries in which they are granted. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. There is no active patent litigation involving any of our patents, and we have not received any notices of patent infringement.

We also rely, in part, upon unpatented trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality and assignment agreements with suppliers, employees, consultants, and others who may have access to our proprietary information.

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

We currently source certain components for Barostim from a limited number of suppliers, including the module, module board, radio-frequency module, magnet switch, battery, and application-specific integrated circuits for the IPG and the electrode for the stimulation lead. Our suppliers manufacture and test the components they produce for us to meet our specifications. We maintain sufficient levels of inventory to mitigate potential supply disruption and to achieve more favorable volume-based pricing. We continue to seek to broaden and strengthen our supply chain through additional sourcing channels.

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

Seasonality

We have seen seasonally lower rates of implants in our first fiscal quarter in recent years, which we believe is primarily due to U.S. patients shifting medical treatments to the later months of the year when they have better information about spending against the annual deductibility limits under their health insurance coverage, and we expect this trend to continue. Otherwise, mild seasonal variations are difficult to predict accurately and may vary among different markets.

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

FDA pre-market clearance and approval requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, HDE, or PMA approval. Under the FDCA, medical devices are classified as Class I, Class II, Class III, or De Novo, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events and truthful and non-misleading labeling, advertising and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices must submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. De Novo is a medical device with no predicate or premarket device for comparing substantial equivalence which is subject to the 510(k) premarket notification. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared through the 510(k) process.

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

The FDA will approve the new device for commercial distribution if it determines that the data and information in the HDE constitute valid scientific evidence and that there is reasonable assurance that the device is safe and has probable benefit for its intended use(s) according to the instructions for use or labeling. The HDE approved devices are subject to the same requirement elements and changes as the above PMA devices. An additional limitation for HDE devices is they must be prescribed for a patient population that has a medical condition or disease that afflicts less than 8,000 people per year in the United States and have been designated as a Humanitarian Use Device by the FDA.

Clinical trials

Clinical trials are usually required to support a PMA and are sometimes required to support an HDE, 510(k) or De Novo submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a subject and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

In addition, the study must be approved by, and conducted under the oversight of, an institutional review board (“IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the IDE and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of subjects, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials. An IDE supplement must be submitted to, and approved by, the FDA before a sponsor or investigator may make a change to the investigational plan that may affect its scientific soundness, study plan, or the rights, safety, or welfare of human subjects.

During a study, the sponsor and clinical investigators are required to comply with the applicable FDA requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the anticipated benefits.

Post-market regulation

After a device is cleared or approved for marketing, numerous regulatory requirements continue to apply. These include:

•	establishment registration and device listing with the FDA;
•	QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation, and other quality assurance procedures during all aspects of the design and manufacturing process;
•	labeling and marketing regulations, which require that promotion is truthful, not misleading, fairly balanced and provides adequate directions for use and that all claims are substantiated and also prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; FDA guidance on off-label dissemination of information and responding to unsolicited requests for information; and Federal Trade Commission guidance on endorsements and testimonials;

•	the federal Physician Payments Sunshine Act and various state and foreign laws on reporting remunerative relationships with health care customers;
•	the federal Anti-Kickback Statute (and similar state laws) prohibiting, among other things, soliciting, receiving, offering, or providing remuneration intended to induce the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as Medicare or Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation;
•	the federal False Claims Act (and similar state laws) prohibiting, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing, or knowingly and improperly avoiding or decreasing, an obligation to pay or transmit money to the federal government. The government may assert that a claim includes items or services resulting from a violation of the federal Anti-Kickback Statute and thus constitutes a false or fraudulent claim for purposes of the false claims statute;
•	clearance or approval of product modifications to 510(k)-cleared devices that could significantly affect safety or effectiveness or that would constitute a major change in intended use of one of our cleared devices, or approval of a supplement for certain modifications to PMA and HDE devices;
•	medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•	correction, removal, and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•	the federal law and regulations requiring Unique Device Identifiers (“UDI”) on devices and also requiring the submission of certain information about each device to the FDA’s Global Unique Device Identification Database (“GUDID”);
•	the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•	post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

We may be subject to similar foreign laws that include post-marketing requirements such as safety surveillance. Our manufacturing processes must comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation, and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file and complaint files. As a manufacturer, our facilities, records and manufacturing processes are subject to periodic scheduled or unscheduled inspections by the FDA. Our failure to maintain compliance with the QSR or other applicable regulatory requirements could result in the shut-down of, or restrictions on, our manufacturing operations and the recall or seizure of our products. The discovery of previously unknown problems with any of our products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

Previously, medical devices regulated under the MDD and AIMDD were classified into one of four classes — Class I, Class IIa, Class IIb, or Class III — based on the extent of the regulatory controls necessary and sufficient to provide reasonable assurance of safety and effectiveness of the device. The AIMDD applied to implantable electrical active medical devices that were typically considered to be Class III under MDD and similar controls for the highest risk devices. The classification corresponded to the level of potential hazard inherent in the type of device concerned. Class I included devices with the lowest risk to the patient. Class IIa and Class IIb devices were higher risk devices and Class III devices were devices with a significant risk, which were subject to more regulatory oversight to ensure the safety and effectiveness of the device, such as performance standards and post-market surveillance. Barostim has been classified and regulated under the AIMDD.

The MDR entered into force on May 25, 2017 and is progressively replacing the MDD/AIMDD during a transition period, which was originally intended to become fully effective on May 26, 2021. The MDR, among other things, is designed to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and to ensure a high level of safety and health while supporting innovation. The regulations impose strict demands on medical device manufacturers and the Notified Bodies whom they must involve in the conformity assessment procedure. Unlike directives, which must be implemented into the national laws of the EEA, the regulations are directly applicable in all EEA member states and are intended to eliminate differences in the regulation of medical devices among EEA member states.

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

In 2022, we successfully completed the Stage 1 and 2 MDR Quality Management System (“QMS”) audits, and our Notified Body officially issued an approval document stating that the QMS has been assessed to the MDR and approved. We have since received confirmation that all sections of the submission have been reviewed and all queries have been responded to and the responses accepted. The file remains under review.

Notably, the European Commission extended qualifying AIMDD CE certificates, including ours, through December 31, 2027. This extension was driven by delays in notified body reviews and approvals across the medical device industry as well as the fact that a substantial number of CE Mark certificates were continuing to expire during this unpredictable and extended transition period to MDR.

Regulation of medical devices under MDR

CE Marking

Manufacturers of medical devices must comply with the general safety and performance requirements of the MDR in order to obtain a CE Mark for the product and market the product in the EEA. To demonstrate compliance with the general safety and performance requirements, the manufacturer must undergo a conformity assessment procedure which requires the involvement of a Notified Body except for low-risk, self-certified medical devices of Class I. The Notified Body typically audits the quality management system of the manufacturer, which must comply with the current version of ISO 13485 requiring that manufacturers follow defined and approved design and development procedures, testing, control, documentation and other quality assurance procedures throughout the entire design and manufacturing process. The Notified Body also reviews the Technical File that includes the Biological Evaluation, Clinical Evaluation and Risk Management reports and Post Market Clinical Follow-Up (“PMCF”), among other items, submitted for approval of the CE

Mark. If the quality management system audit and the technical file review are successful, the Notified Body issues certificates of conformity. These certificates entitle the manufacturer to draw up the EU declaration of conformity and affix the CE Mark to the labeling of its medical devices and place the medical device on the EEA market.

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

Clinical investigation

For our medical devices, clinical investigations or evidence will be required to demonstrate safety, performance, and the expected clinical outcomes. The term “performance” describes how the medical device functions. Under the MDR, performance must be linked to expected clinical metrics and outcomes. From a practical standpoint, “performance” is analogous to the term “effectiveness” when applied to our medical devices. Clinical investigations must be conducted in accord with Good Clinical Practices (ISO 14155) and are subject to audits by the Notified Bodies.

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

Non-compliance

If we fail to comply with applicable EU, UK and Swiss regulatory requirements, we may be subject to, among other things, fines, product recalls, seizure of products, operating restrictions, and criminal prosecution. Failure to comply with EU, UK or Swiss regulatory requirements could prevent us from developing, manufacturing and later selling the products in the respective region.

Federal, state, and foreign fraud and abuse and physician payment transparency laws

In addition to FDA restrictions on marketing and promotion of drugs and devices, other federal and state laws restrict our business practices. These laws include, without limitation, foreign, federal, and state anti-kickback and false claims laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

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

Recognizing that the federal Anti-Kickback Statute is broad and may prohibit many innocuous or beneficial arrangements within the healthcare industry, the U.S. Department of Health, and Human Services (“HHS”) issued regulations in July 1991, which HHS has referred to as “safe harbors.” These safe harbor regulations set forth certain provisions which, if met in form and substance, will assure medical device manufacturers, healthcare providers and other parties that they will not be prosecuted under the federal Anti-Kickback Statute. Additional safe harbor provisions providing similar protections have been published intermittently since 1991. Although there are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution, the exceptions and safe harbors are drawn narrowly. Our arrangements with physicians, hospitals and other persons or entities who are in a position to refer may not fully meet the stringent criteria specified in the various safe harbors. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all its facts and circumstances. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the federal Anti-Kickback Statute has been violated. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (described below).

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal civil False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities. The majority of states also have anti-kickback laws that establish similar prohibitions and, in some cases, may apply more broadly to items or services covered by any third-party payer, including commercial insurers and self-pay patients.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the civil federal civil False Claims Act.

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 (“FERA”), was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The federal criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $12,537 to $25,076 for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.

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

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) also created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA member state legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.

Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members), certain other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to $12,646 per failure up to an aggregate of $189,692 per year (or up to an aggregate of $1.265 million per year for “knowing failures”). Manufacturers must submit reports by the 90th day of each calendar year. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

Data privacy and security laws

We are also subject to various federal, state, and foreign laws that protect the confidentiality of certain patient health information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), in the U.S.

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

Additionally, we may be subject to laws relating to our collection, control, processing, and other use of personal data (i.e., data relating to an identifiable living individual). We process personal data in relation to our operations. We process data of both our employees and our customers, including health and medical information. The data privacy regime in the EU includes the EU Data Protection Directive (95/46/EC) regarding the processing of personal data and the free movement of such data, the E-Privacy Directive 2002/58/EC and national laws implementing each of them. Each EU Member State has transposed the requirements laid down by the Data Protection Directive and E-Privacy Directive into its own national data privacy regime and therefore the laws may differ by jurisdiction, sometimes significantly. We must ensure compliance with the rules in each jurisdiction where we are established or are otherwise subject to local privacy laws.

The requirements include that personal data may only be collected for specified, explicit and legitimate purposes based on legal grounds set out in the local laws and may only be processed in a manner consistent with those purposes. Personal data must also be adequate, relevant, not excessive in relation to the purposes for which it is collected, be secure, not be transferred outside of the EEA unless certain steps are taken to ensure an adequate level of protection and must not be kept for longer than necessary for the purposes of collection. To the extent that we process, control, or otherwise use sensitive data relating to living individuals (for example, patients’ health or medical information), more stringent rules apply, limiting the circumstances and the manner in which we are legally permitted to process that data and transfer that data outside of the EEA. In particular, in order to process such data, explicit consent to the processing (including any transfer) is usually required from the data subject (being the person to whom the personal data relates).

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

Healthcare reform

The U.S. and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Affordable Care Act in the U.S., for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future. Moreover, the Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act. In 2017, the Tax Cuts and Jobs Acts was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance, effective in 2019.

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

Human capital management

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

As of December 31, 2024, we had 206 employees worldwide, all of which were employed on a full-time basis. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our mission

Our mission is to advance health for people everywhere, giving each patient a fuller life. In seeking to accomplish our mission, we rely on our values, which are central to our human capital management policies and practices. These values are:

•	Commitments are Sacred — Honor relationships by doing what we say, when we say we’ll do it.
•	Bold Mindset, Driven Spirit — Always push the boundaries, energetically seeking out impactful opportunities and inspiring others.
•	Pioneer with Purpose…and a Smile! — As individuals, team leaders and industry innovators, it’s how we pave the way forward that defines us.
•	Collaborate with Enjoyment — Achieve goals and celebrate as a team.
•	Determination Overcomes Targets — Determine the pathway, overcome obstacles, accelerate, and successfully implement.
•	Embrace the Challenge of Change — Have an eye for identifying when change is needed, and the flexibility to chart a new course.

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

We have experienced significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $60.0 million and $41.2 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, our accumulated deficit was $537.3 million and $477.4 million, respectively. We expect to continue to incur significant sales and marketing, research and development, regulatory, and other expenses as we grow our U.S. commercial sales force and expand our marketing efforts to increase adoption of Barostim, add new features to Barostim, obtain regulatory clearances or approvals for our planned or future products and conduct clinical trials on our existing and planned or future products.

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

We have a limited history operating as a commercial company and are highly dependent on a single product, Barostim. The failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity, and results of operations.

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

In order to generate future revenue growth, we plan to continue to expand the size and geographic scope of our U.S. direct sales and marketing organization. In order to increase our sales and marketing efforts, we will need to continue to retain, grow and develop a substantial number of direct sales personnel, which is a significant investment. There is significant competition for sales personnel experienced in relevant medical device sales. Once hired, the training process is lengthy because it requires significant education for new sales representatives to achieve the level of clinical competency with our products expected by physicians. Upon completion of the training, our sales representatives typically require lead time in the field to grow their network of accounts and achieve the productivity levels we expect them to reach in any individual territory. Furthermore, the use of our product will often require or benefit from direct support from us. If we are unable to attract, motivate, develop, and retain a sufficient number of qualified sales personnel, and if our sales representatives do not achieve the productivity levels we expect them to reach, our revenue will not grow at the rate we expect, and our financial performance will suffer. Because the competition for direct medical sales personnel is high, we cannot be certain we will be able to hire and retain additional sales personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales representatives would prevent us from expanding our business and generating anticipated revenue. Any of these risks may adversely affect our business.

We must demonstrate to physicians and patients the merits of Barostim.

Physicians play a significant role in determining the course of a patient’s treatment and, subsequently, the type of product that will be used to treat a patient. As a result, our success depends, in large part, on effectively marketing Barostim to physicians. In order for us to sell Barostim, we must successfully demonstrate to physicians and patients the merits of Barostim Therapy for use in treating patients with HFrEF. Specifically, Barostim is indicated for patients with NYHA Class III or II (with recent history of III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1,600 pg/ml. Barostim delivers BAT to improve patients’ NYHA functional status, 6MHW and quality of life. Acceptance of Barostim depends on educating physicians as to the distinctive characteristics, perceived benefits, safety, ease of use and cost-effectiveness of Barostim and communicating to physicians the proper application of Barostim Therapy for patients who meet Barostim’s eligibility criteria. If we are not successful in convincing physicians of the merits of Barostim Therapy, they may not use Barostim and we may be unable to increase our sales, sustain our growth or achieve profitability.

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

Our industry is highly competitive. If our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the HF market, are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than Barostim, our business will be adversely impacted.

The medical device industry is highly competitive and subject to technological change. Our success depends, in part, upon our ability to establish a competitive position in the market by securing broad market acceptance of Barostim Therapy and Barostim for the treatment of HFrEF. Any product we develop that achieves regulatory clearance or approval, including Barostim, will have to compete for market acceptance and market share against other therapies, including both devices and medications. We believe that the primary competitive factors in the market are demonstrated clinical effectiveness, product safety, reliability and durability, ease of use, product support and service, minimal side effects and salesforce experience. Many of our current and potential competitors that are addressing other HF indications are publicly traded, or are divisions of publicly-traded, established medical device companies that have substantially greater financial, technical, sales and marketing resources than we do, such as Medtronic plc, Boston Scientific Corporation, Abbott Laboratories and Johnson & Johnson. We may also face competition from other competitors, such as Impulse Dynamics, which is a private company with a medical device indicated for a subset of our target patient population, or companies with active system development programs that may emerge in the future, such as Johnson & Johnson’s interatrial shunt system (formerly V-Wave). Many of the companies developing or marketing competing products enjoy several advantages over us, including, among others:

•	more experienced sales forces;
•	greater name recognition;
•	more established sales and marketing programs and distribution networks;
•	earlier regulatory approval;
•	long established relationships with physicians and hospitals;
•	significant patent portfolios, including issued U.S. and foreign patents and pending patent applications, as well as the resources to enforce patents against us or any of our third-party suppliers and distributors;
•	the ability to acquire and integrate our competitors and/or their technology;
•	demonstrated ability to develop product enhancements and new product offerings;
•	established history of product reliability, safety, and durability;
•	the ability to offer rebates or bundle multiple product offerings to offer greater discounts or incentives;
•	greater financial and human resources for product development, sales, and marketing; and
•	greater experience in and resources for conducting research and development, clinical studies, manufacturing, preparing regulatory submissions, obtaining regulatory clearance or approval for products and marketing approved products.

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

In the U.S., in order for physicians to use Barostim, hospitals where these physicians treat patients typically require us to enter into purchasing contracts. This process can be lengthy, time-consuming and require extensive negotiations and management time, which could include an approval by a customer’s value analysis committee. In the EEA, from time-to-time certain institutions require us to engage in a contract bidding process in the event that such institutions are considering making purchase commitments that exceed specified cost thresholds, which vary by jurisdiction. These processes are only open at certain periods of time, and we may not be successful in the bidding process. If we do not receive access to hospitals via these contracting processes or otherwise, or if we are unable to secure contracts or tender successful bids, our sales may decrease and our operating results may be harmed. Furthermore, we may expend significant effort in these time-consuming processes and still may not obtain a purchase contract from such hospitals.

We are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations, and ongoing supply chain disruptions, which could harm our business.

We currently source certain components for Barostim from a limited number of suppliers. Our ability to supply Barostim commercially depends, in part, on our ability to obtain a supply of these components that has been manufactured in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. We have not entered into manufacturing, supply, or quality agreements with some of our limited suppliers, some of which supply components critical to our products, such as modules, batteries, and electrodes. We cannot guarantee that our suppliers will be able to meet our demand for their products and services, either because of the nature of our arrangements with those suppliers, our limited experience with those suppliers, or due to our relative importance as a customer to those suppliers. Further, due to our limited operating history and expected future expansion, it may be difficult for us to assess their ability to timely meet our demand in the future based on past performance.

Our suppliers may encounter problems during manufacturing for a variety of reasons, including, for example, failure to follow specific protocols and procedures, failure to comply with applicable legal and regulatory requirements, equipment malfunction and environmental factors, failure to properly conduct their own business affairs and infringement of third-party intellectual property rights, any of which could delay or impede their ability to meet our requirements. Our reliance on these third-party suppliers also subjects us to other risks that could harm our business, including, among others:

•	we are not a major customer of many of our suppliers, and these suppliers may therefore give other customers’ needs higher priority than ours;
•	third parties may threaten or enforce their intellectual property rights against our suppliers, which may cause disruptions or delays in shipment, or may force our suppliers to cease conducting business with us;
•	we may not be able to obtain an adequate supply of components in a timely manner or on commercially reasonable terms;
•	our suppliers, especially new suppliers, may make errors in manufacturing that could negatively affect the effectiveness or safety of Barostim or cause delays in shipment;
•	we may have difficulty locating and qualifying alternative suppliers;
•	switching components or suppliers may require product redesign and possibly submission to the FDA, EEA, or other foreign regulatory bodies, which could significantly impede or delay our commercial activities;
•	one or more of our limited source suppliers may be unwilling or unable to supply components of Barostim;

•	other customers may use fair or unfair negotiation tactics and/or pressures to impede our use of the supplier;
•	we do not conduct rigorous, formal environmental, social or governance due diligence on our supply chain and thus may not be aware if our suppliers pose such risks;
•	the occurrence of a fire, natural disaster or other catastrophe impacting one or more of our suppliers may affect their ability to deliver products to us in a timely manner; and
•	our suppliers may encounter financial, geopolitical, or other business hardships unrelated to our demand, which could inhibit their ability to fulfill our orders and meet our requirements.

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

Our business strategy depends on our ability to manufacture our current and future products in sufficient quantities and on a timely basis so as to meet consumer demand, while adhering to product quality standards, complying with regulatory requirements, and managing manufacturing costs. We are subject to numerous risks relating to our manufacturing capabilities, including:

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

Our principal offices and our only manufacturing facility are located in Minneapolis, Minnesota. Substantially all of our operations are conducted at this location, including our manufacturing processes, research, development and engineering activities, customer and technical support and management and administrative functions. In addition, substantially all of our inventory of component supplies and finished goods is held at the manufacturing facility. Vandalism, terrorism or a natural or other disaster, such as a fire or flood, could damage or destroy our manufacturing equipment or our inventory of component supplies or finished goods, cause substantial delays in our operations, result in the loss of key information, and cause us to incur additional expenses. Our insurance may not cover our losses in any particular case. In addition, regardless of the level of insurance coverage, damage to our facility may harm our business, financial condition, and operating results.

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

Our international operations expose us and our distributors to risks inherent in operating in foreign jurisdictions. These risks include, among others:

•	difficulties in enforcing our intellectual property rights and in defending against third-party threats and intellectual property enforcement actions against us, our distributors, or any of our third-party suppliers;
•	reduced or varied protection for intellectual property rights in some countries;
•	potential pricing pressure;
•	a shortage of high-quality sales representatives and distributors;
•	competitive disadvantage to competition with established business and customer relationships;
•	foreign currency exchange rate fluctuations;
•	the imposition of additional U.S. and foreign governmental controls or regulations;
•	economic instability;
•	changes in duties and tariffs, license obligations and other non-tariff barriers to trade;
•	the imposition of restrictions on the activities of foreign agents, representatives, and distributors;
•	scrutiny of U.S. and foreign tax authorities, which could result in significant fines, penalties and additional taxes being imposed on us;
•	laws and business practices favoring local companies;
•	longer payment cycles;
•	difficulties in maintaining consistency with our internal guidelines;
•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	the imposition of costly and lengthy new export licensing requirements;
•	the imposition of U.S. or international sanctions against a country, company, person, or entity; and
•	the imposition of new trade restrictions.

If any of these risks are realized, our sales in non-U.S. jurisdictions may be adversely affected and our results of operations would suffer.

Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions, which may affect our ability to sell Barostim at prices necessary to support our current business strategies.

Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payers. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for price concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals. We expect that market demand, government regulation, third-party coverage, provider constraints, reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our future customers, which may exert further downward pressure on the prices of Barostim.

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

To achieve our revenue goals, we must continue to successfully increase manufacturing output to meet expected customer demand. We may experience difficulties with manufacturing yields, quality control, component supply and shortages of qualified personnel, such as skilled operators who can assemble our product, among other problems. Any of these problems could result in delays in product availability and increases in expenses. Any such delay or increased expense could adversely affect our ability to generate revenue.

Future growth will continue to impose significant added responsibilities on management, including the need to identify, recruit, train and integrate additional employees. In addition, rapid and significant growth will place a strain on our administrative and operational infrastructure.

In order to manage our operations and growth, we will need to continue to improve our operational and management controls, reporting and information technology systems and financial internal control procedures. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our operating results and may have an adverse effect on our business, financial condition, and results of operations.

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

We will likely need to conduct additional clinical studies in the future to support approval for new indications. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following:

•	the FDA, IRBs, ethics committees, EU competent authorities, or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;
•	patients do not enroll in, or enroll at a lower rate than we expect, or do not complete a clinical study;
•	patients or investigators do not comply with study protocols;
•	patients do not return for post-treatment follow-up at the expected rate;
•	patients experience serious or unexpected adverse side effects for a variety of reasons that may or may not be related to our products, such as the advanced stage of co-morbidities that may exist at the time of treatment, causing a clinical study to be put on hold;
•	sites participating in an ongoing clinical study withdraw, requiring us to engage new sites;
•	difficulties or delays associated with establishing additional clinical sites;
•	third-party clinical investigators decline to participate in our clinical studies, do not perform the clinical studies on the anticipated schedule, or perform in a manner inconsistent with the investigator agreement, clinical study protocol, good clinical practices, other FDA, IRB or ethics committee requirements, and EEA member state or other foreign regulations governing clinical trials;
•	third-party organizations do not perform data collection and analysis in a timely or accurate manner;
•	regulatory inspections of our clinical studies or manufacturing facilities require us to undertake corrective action or suspend or terminate our clinical studies;
•	changes in federal, state, or foreign governmental statutes, regulations, or policies;
•	interim results are inconclusive or unfavorable as to immediate and long-term safety or effectiveness;
•	regional or worldwide conditions, like an infectious disease or pandemic, precluding or interfering with execution;
•	the study design is inadequate to demonstrate safety and effectiveness; or
•	the statistical endpoints are not met.

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

Transitions in executive leadership can adversely affect relationships with our customers, suppliers, and employees, make it difficult to attract and retain talent, and disrupt execution of our strategy, sales growth, and our efforts to enhance our operations. Additionally, such transitions can require significant payments to recruit and attract qualified employees to join our company and may involve severance payments to certain departing employees. Changes in key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business and establishes their team dynamic. For example, in February 2024, we appointed a new Chief Executive Officer who replaced our prior Chief Executive Officer, who had been in the role for 17 years. We experienced some disruption within the sales organization at the time of the Chief Executive Officer transition, which led to decreased productivity and higher salesforce turnover, as well as the termination of employment of our Senior Vice President of U.S. Sales. Since the beginning of the second quarter of fiscal 2024, we have hired new leaders for sales, medical affairs, clinical, reimbursement and human resources, completing the expansion of the executive team. Accordingly, our future financial performance will depend on our ability to attract, motivate, integrate, and retain our senior management and employees, and effectively manage this period of transition under our new leadership.

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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement, and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third parties, may be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. If our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer.

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

Unfavorable economic conditions could adversely affect our business, financial condition, or results of operations.

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

We may enter into strategic collaborations, in-licensing arrangements, or alliances with third parties that may not result in the development of commercially viable products or the generation of significant future revenue.

In the ordinary course of our business, we may enter into strategic collaborations, in-licensing arrangements, or alliances to develop product candidates and to pursue new markets. Proposing, negotiating, and implementing strategic collaborations, in-licensing arrangements or alliances may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology, or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We have limited institutional knowledge and experience with respect to these business development activities, and we may also not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenue and could be terminated prior to developing any products.

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

From time to time, we may consider opportunities to acquire other products or technologies that may enhance our Barostim platform technology, expand the breadth of our markets or customer base, or advance our business strategies. Potential acquisitions involve numerous risks, including, among others:

•	problems assimilating the acquired products or technologies;
•	issues maintaining uniform standards, procedures, controls, and policies;
•	unanticipated costs associated with acquisitions;
•	diversion of management’s attention from our existing business;
•	risks associated with entering new markets in which we have limited or no experience; and
•	increased legal and accounting costs relating to the acquisitions or compliance with regulatory matters.

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

Medicare reimbursement levels are important to increasing adoption of Barostim and establishing Barostim as the standard of care because nearly two-thirds of the target patient population for Barostim is over the age of 65. On January 1, 2024, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. The APC payment of approximately $45,000 will continue in 2025, as published in the 2025 OPPS ﬁnal rule. In August 2024, CMS reassigned the Barostim implant procedure for the inpatient setting as part of the IPPS final rule for CMS’ Fiscal Year 2025, which took effect on October 1, 2024. On that date, Barostim was reassigned to MS-DRG 276, which carries a national average payment of approximately $44,000 in 2025, a significant increase from the previous payment range of $17,000-$23,000. Additionally, the American Medical Association's CPT Editorial Panel approved new Category I codes for Barostim therapy, expected to take effect January 1, 2026.

Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business, or establish Barostim as the standard of care. From time to time, physicians and hospitals have in the past experienced, and others may experience, denials in Medicare and commercial reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

A pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business.

Pandemics, epidemics, or outbreaks of an infectious disease may adversely affect our business. Numerous state and local jurisdictions have historically imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of infectious disease. Such orders or restrictions previously resulted, and may in the future result, in reduced operations at our headquarters, slowdowns and delays, travel restrictions and cancellation of events and restrictions on the ability of our front-line sales representatives to attend procedures in which our products are used, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our sales representatives and other personnel to travel and access customers for training and case support; the ability of hospitals and surgical centers to staff and conduct procedures; inability of our suppliers to manufacture components and parts and to deliver these to us on a timely basis, or at all; disruptions in our production schedule and ability to manufacture and assemble products; inventory shortages or obsolescence; delays in actions of regulatory bodies; and delays in clinical trials and studies, especially if study subjects are reluctant to present themselves at medical facilities.

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

Our success depends in part on obtaining, maintaining, and enforcing patents and other intellectual property rights and not infringing the patents or violating the other proprietary rights of others. Intellectual property disputes can be costly to defend and may cause our business, operating results, and financial condition to suffer. Significant litigation regarding patent rights occurs in the medical device industry. Whether merited or not, it is possible that third parties controlling U.S. and foreign patents allege such patents cover our products, or we may decide to initiate infringement claims or litigation to protect our patents or other intellectual property rights. We may also face allegations that our employees have misappropriated the intellectual property rights of their former employers or other third parties. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use, sell, or export our products. These competitors may have one or more patents for which they can threaten or initiate patent infringement actions against us or any of our third-party suppliers. Further, if such patents are successfully asserted against us, this may result in an adverse impact on our business, including injunctions, damages, or attorneys’ fees. Moreover, if we initiate an infringement proceeding, a court may decide that the patent we seek to enforce is invalid or unenforceable or that the patent in question does not cover the technology at issue. From time to time and in the ordinary course of business, we may develop noninfringement or invalidity positions with respect to third-party patents, which may or may not be ultimately adjudicated as successful by a judge or jury if such patents were asserted against us.

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

The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technologies involved and the uncertainty of litigation significantly increase the risks related to any patent litigation. Any potential intellectual property litigation also could require us to do one or more of the following:

•	stop selling, making, using, or exporting products that use the disputed intellectual property;
•	obtain a license from the intellectual property owner to continue selling, making, exporting, or using products, which license may require substantial royalty payments and may not be available on reasonable terms, or at all;
•	incur significant legal expenses;
•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing, potentially including treble damages if the court finds that the infringement was willful;
•	if a license is available from a third party, we may have to pay substantial royalties, upfront fees or grant cross-licenses to intellectual property rights for our products and services;
•	pay the attorney fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•	find non-infringing substitute products, which could be costly and create significant delay due to the need for FDA regulatory clearance;
•	find alternative supplies for infringing products or processes, which could be costly and create significant delay due to the need for FDA regulatory clearance; or
•	redesign those products or processes that infringe any third-party intellectual property, which could be costly, disruptive, or infeasible.

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

In addition, we may indemnify our customers, suppliers and international distributors against claims relating to the infringement of the intellectual property rights of third parties relating to our products, methods, and/or manufacturing processes. Third parties may assert infringement claims against our customers, suppliers, or distributors. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, suppliers, or distributors, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers, suppliers or distributors or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products, or our suppliers may be forced to stop providing us with products.

Similarly, interference or derivation proceedings provoked by third parties or brought by the United States Patent and Trademark Office (the “USPTO”) or any foreign patent authority may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as re-examination or opposition proceedings, before the USPTO or its foreign counterparts relating to our intellectual property or the intellectual property rights of others. An unfavorable outcome in any such proceedings could require us to cease using the related technology or to attempt to license rights to it from the prevailing party, or could cause us to lose valuable intellectual property rights. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, if any license is offered at all. We may also become involved in disputes with others regarding the ownership of intellectual property rights. For example, we jointly develop intellectual property with certain parties, and disagreements may therefore arise as to the ownership of the intellectual property developed pursuant to these relationships. If we are unable to resolve these disputes, we could lose valuable intellectual property rights.

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

In addition to patent and trademark protection, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our consultants and vendors and our employees. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, however, any of these parties may breach the agreements and disclose our trade secrets and other unpatented or unregistered proprietary information, and once disclosed, we are likely to lose trade secret protection. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be sufficient. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are reluctant or unwilling to enforce trade secret protection.

Further, our competitors may independently develop knowledge, methods, and know-how similar, equivalent, or superior to our proprietary technology. Competitors could purchase our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our protected technology, or develop their own competitive technologies that fall outside of our intellectual property rights. In addition, our key employees, consultants, suppliers, or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those with whom they share it, from using that technology or information to compete with us and our competitive position could be adversely affected. If our intellectual property is not adequately protected to protect our market against competitors’ products and methods, our competitive position and business could be adversely affected.

Risks related to our financial and operating results

We may be required to obtain additional funds in the future, and these funds may not be available on acceptable terms or at all.

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build our commercial sales force in the U.S., investigate the potential use of Barostim for the treatment of other HF conditions, continue to grow our business and operate as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization and research and development efforts. We believe that our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least the next three years. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. As a result, we may need to seek additional funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the fiscal years ended December 31, 2024 and 2023, net cash used in operating activities was $39.1 million and $39.0 million, respectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including, among others:

•	the scope and timing of our continued investment in our U.S. commercial infrastructure and sales force;
•	the costs of commercialization activities, including product sales, marketing, manufacturing, and distribution and hiring additional members for our direct sales and marketing team in the U.S.;
•	the degree and rate of market acceptance of Barostim;
•	the research and development activities we intend to undertake in order to pursue product enhancements and expand HF indications;
•	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•	our need to implement additional infrastructure and internal systems;
•	our ability to hire additional personnel to support our operations; and
•	the emergence of competing technologies or other adverse market developments.

To finance certain of these activities, we may seek funds through borrowings or through additional rounds of financing, including private or public equity or debt offerings and collaborative arrangements with corporate partners. We may be unable to raise funds on favorable terms, or at all.

The sale of additional equity or convertible debt securities could result in additional dilution to our stockholders. If we borrow additional funds or issue debt securities, these securities could have rights superior to holders of our common stock and could contain covenants that will restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation, or asset sale transactions. For example, our Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP (“Innovatus”) restricts us from paying dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We might have to obtain funds through arrangements with collaborative partners or others that may require us to relinquish rights to our technologies, product candidates or products that we otherwise would not relinquish. If we do not obtain additional resources, our ability to capitalize on business opportunities will be limited, we may be unable to compete effectively and the growth of our business may be adversely affected.

Our operating results may vary significantly annually or from quarter to quarter, which may negatively impact our stock price in the future.

Our revenue and results of operations may fluctuate annually or from quarter to quarter due to, among others, the following reasons:

•	physician and payer acceptance of Barostim and Barostim Therapy;
•	the timing, expense and results of research and development activities, clinical trials, and regulatory approvals;
•	fluctuations in our expenses associated with expanding our commercial operations and operating as a public company;
•	the introduction of new products and technologies by our competitors;
•	the productivity of our sales representatives;
•	supplier, manufacturing, or quality problems with our products;
•	the timing of stocking orders from our distributors;
•	changes in our pricing policies or in the pricing policies of our competitors or suppliers; and
•	changes in coverage amounts or government and third-party payers’ reimbursement policies.

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

We have seen seasonally lower rates of implants in our first fiscal quarter in recent years, which we believe is primarily due to U.S. patients shifting medical treatments to the later months of the year when they have better information about spending against the annual deductibility limits under their health insurance coverage, and we expect this trend to continue. Otherwise, mild seasonal variations are difficult to predict accurately and may vary among different markets.

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

We have generated and expect to continue to generate significant federal and state net operating loss (“NOLs”) and tax credit carryforwards. As of December 31, 2024, we had federal and state NOL carryforwards of approximately $429.7 million and $8.1 million, respectively. The federal NOLs began expiring in 2021 and state NOLs began expiring in 2020. As of December 31, 2024, we had federal and state tax credit carryforwards of approximately $10.2 million and $1.7 million, respectively. The federal and state tax credit carryforwards began expiring in 2021 and begin expiring in 2028, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted on December 22, 2017 commonly referred to as the “Tax Cuts and Jobs Act,” as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited.

In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and specified other tax credit carryforwards, such as research and development tax credits, to offset future taxable income and taxes. We may have previously experienced, and may in the future experience, one or more “ownership changes” for purposes of the rules under Section 382 and 383 of the Code, including in connection with our initial public offering (the “IPO”). If so, or if we do not generate sufficient taxable income, we may not be able to utilize a material portion of our NOLs and tax credits, even if we achieve profitability. If we are limited in our ability to use our NOLs and tax credits in future years in which we have taxable income, we will pay more taxes than if we were able to fully utilize our NOLs and tax credits. This could materially and adversely affect our results of operations by effectively increasing our future tax obligations.

We are subject to complex tax rules, and any audits, investigations or tax proceedings could have a material adverse effect on our business, results of operations, and financial condition.

We are subject to income and/or non-income taxes in the U.S., Switzerland, Italy, Germany, France, and the Netherlands, as well as the tax laws and regulations related to such matters. Tax accounting and compliance often involves complex issues, and judgment and interpretation is required in determining our provision for income taxes and other tax liabilities as well as the application of tax laws and regulations. In that respect, many jurisdictions have detailed transfer pricing rules, which require that all transactions with related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of such transfer pricing rules, as well as of withholding taxes, goods and services taxes, sales taxes and other taxes is not always clear, and we may be subject to tax audits relating to such rules or taxes.

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

The rules dealing with U.S. and non-U.S. tax matters are constantly under review by persons involved in the legislative, judicial, administrative, regulatory, and related governmental processes and authorities. Changes to tax laws or the interpretation and application thereof (which changes may have retroactive application) could adversely affect us or holders of our common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. Future changes in U.S. and non-U.S. tax laws could have a material adverse effect on our business, cash flow, financial condition, or results of operations. We urge investors to consult with their legal and tax advisors regarding the implications of potential changes in U.S. and non-U.S. tax laws on an investment in our common stock.

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

The medical device industry is regulated extensively by governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies and authorities, such as the EU legislative bodies and the EEA member state competent authorities. The FDA and other U.S., EEA and foreign governmental agencies and authorities regulate and oversee, among other things, with respect to medical devices:

•	design, development and manufacturing;
•	testing, labeling, content, and language of instructions for use and storage;
•	clinical trials;
•	product safety;
•	marketing, sales, and distribution;
•	pre-market regulatory clearance and approval;
•	conformity assessment procedures;
•	record-keeping procedures;
•	advertising and promotion;
•	recalls and other field safety corrective actions;
•	post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, could lead to death or serious injury;
•	post-market studies; and
•	product import and export.

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

In order to continue to sell Barostim in Europe, we must comply with the MDR and its evolving transition requirements. We have submitted our application for Barostim to comply with the general safety and performance requirements of the EU MDR (which are similar to the Essential Requirements of the AIMDD), and it is currently under review. Additionally, the EU approved an amendment to the MDR that allows qualifying AIMDD CE certificates to be accepted through December of 2027. We have already met the qualifications identified within this amendment to allow continued distribution of Barostim through this time. Failing to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension or withdrawal of our CE Certificates of Conformity by our Notified Body (the National Standards Authority of Ireland, or NSAI), which could impair our ability to market products in the EEA in the future.

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

Current or evolving government regulation may impede our ability to conduct clinical studies and to manufacture and sell our existing and future products. Such government regulation also could delay our marketing of new products for a considerable period of time and impose costly procedures on our activities. The extended times EU notified bodies are taking to review and approve both the original MDR application and significant changes once approved, may limit or cause delays in our ability to make necessary or desired changes to the design, manufacturing processes, materials, or quality management system.

Our products remain subject to strict regulatory controls on manufacturing, marketing, and use. We may be forced to modify or recall a product after release in response to regulatory action or unanticipated difficulties encountered in general use. Any such action could have a material effect on the reputation of our products and on our business and financial position. Further, regulations may change, and any additional regulation could limit or restrict our ability to use any of our technologies, which could harm our business. We could also be subject to new international, federal, state, or local regulations that could affect our research and development programs and harm our business in unforeseen ways. If this happens, we may have to incur significant costs to comply with such laws and regulations, which will harm our results of operations.

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

The discovery of serious safety issues with Barostim, or a recall of Barostim either voluntarily or at the direction of the FDA or another governmental authority, could harm our reputation, business, and financial results.

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

In addition, the manufacturing of our products is subject to extensive post-market regulation by the FDA and foreign regulatory authorities, and any failure by us or our contract manufacturers or suppliers to comply with regulatory requirements could result in recalls, facility closures and other penalties. We and our suppliers and contract manufacturers are subject to the FDA’s QSR, and comparable foreign regulations which govern the methods used in, and the facilities and controls used for, the design, manufacture, quality assurance, labeling, packaging, sterilization, storage, shipping, and servicing of medical devices. These regulations are enforced through periodic inspections of manufacturing facilities. Any manufacturing issues at our or our suppliers’ or contract manufacturers’ facilities, including failure to comply with regulatory requirements, may result in warning or untitled letters, manufacturing restrictions, voluntary or mandatory recalls or corrections, fines, withdrawals of regulatory clearances or approvals, product seizures, injunctions, or the imposition of civil or criminal penalties, which would adversely affect our business results and prospects.

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

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA and European regulators, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition, and results of operations.

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

We are subject to certain federal, state, and foreign fraud and abuse laws, transparency and privacy and security laws and regulations, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws and regulations could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We are subject to privacy and security regulation related to patient, customer, employee, and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. In the U.S., the laws that may affect our ability to operate include, but are not limited to:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, in exchange for or to induce either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service for which payment may be made, in whole or in part, under federal healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of this statute or specific intent to violate it;
•	federal civil and criminal false claims laws and civil monetary penalty laws, including civil whistleblower or qui tam actions, that prohibit, among other things, knowingly presenting, or causing to be presented, claims for payment or approval to the federal government that are false or fraudulent, knowingly making a false statement material to an obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay or transmit money or property to the federal government;
•	the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;
•	the federal HIPAA, which created federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the Anti-Kickback Statute, a person or entity does not need to have actual knowledge of these statutes or specific intent to violate them;
•	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements;
•	the federal physician payments sunshine requirements under the Affordable Care Act, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to HHS information related to payments and other transfers of value to certain healthcare providers and teaching hospitals;
•	state and foreign law analogs of each of the above federal laws, such as state anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of personal and health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA.

These laws and regulations, among other things, constrain our business, marketing, and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians, or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

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

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the Affordable Care Act was enacted in the U.S., which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the Affordable Care Act:

•	established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical effectiveness research in an effort to coordinate and develop such research;
•	implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models; and
•	expanded the eligibility criteria for Medicaid programs.

The expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payers for Barostim and any future products and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition, and results of operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services.

Additionally, on April 5, 2017, the European Parliament passed the MDR, which repeals and replaces the MDD and the AIMDD. Unlike directives, which must be implemented into the national laws of the EEA member states, the regulations are directly applicable (i.e., without the need for adoption of the EEA member state laws implementing them), in all EEA member states and are intended to eliminate differences in the regulation of medical devices among the EEA member states. The MDR, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation.

The MDR is set to become effective in January 2028 and, among other things is designed to:

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

The market price of our common stock has been and may continue to be highly volatile and may fluctuate or decline substantially as a result of a variety of factors, some of which are beyond our control or are related in complex ways, including:

•	results from, or any delays in, clinical trial programs relating to our product candidates, including the ongoing and future U.S. clinical trials for Barostim;
•	announcements of new products by us or our competitors;
•	adverse actions taken by regulatory agencies with respect to our clinical trials, manufacturing supply chain or sales and marketing activities;
•	our operating results;
•	changes or developments in laws or regulations applicable to our products;
•	any adverse changes in our relationship with any manufacturers or suppliers;
•	the success of our efforts to acquire or develop additional products;
•	any intellectual property infringement actions in which we may become involved;
•	announcements concerning our competitors or the medical device industry in general;
•	achievement of expected product sales and profitability;
•	manufacturing, supply or distribution shortages;
•	actual or anticipated fluctuations in our operating results;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry or other healthcare reform measures in the U.S.;
•	changes in financial estimates or recommendations by securities analysts;
•	trading volume of our common stock;
•	sales of our common stock by us, our executive officers and directors or our stockholders in the future;
•	general economic and market conditions and overall fluctuations in the U.S. equity markets; and
•	the loss of any of our key scientific or management personnel.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If no or few securities or industry analysts cover us, the trading price for our stock would be negatively impacted. If any of the analysts who cover us issues an adverse or misleading opinion regarding us, our business model, our intellectual property, or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. If we fail to develop and maintain effective internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have designed and implemented and expect to continue to refine the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if our internal control over financial reporting is perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline and we could become subject to investigations or removal by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our principal stockholders, management, and directors (one of whom is affiliated with one of our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 43% of our outstanding voting stock. One of our non-employee directors is also affiliated with one of our principal stockholders. Therefore, if they act together, these stockholders will have the ability to influence us through this ownership position and matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by law, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”) or any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Our amended and restated certificate of incorporation also provides that the U.S. federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our amended and restated certificate of incorporation described above. Under the Securities Act, federal and state courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, these provisions may have the effect of discouraging lawsuits against our directors, officers, employees and agents as it may limit any stockholder’s ability to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and results of operations.

Anti-takeover provisions included in our amended and restated certificate of incorporation and amended and restated bylaws, as well as under Delaware law, could discourage a takeover.

Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that may discourage, delay, or prevent a merger, acquisition, or other change in control of us that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace or remove current members of our management team. These include the following provisions that:

•	permit our Board of Directors to issue shares of preferred stock, with any rights, preferences, and privileges as they may designate, without stockholder approval, which could be used to dilute the ownership of a hostile bidder significantly;
•	provide that the authorized number of directors may be changed only by resolution of our Board of Directors and that a director may only be removed with cause by the affirmative vote of the holders of at least a majority of our outstanding voting stock, voting together as a single class;
•	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;
•	provide that our amended and restated bylaws may only be altered, amended, or repealed by our stockholders upon the affirmative vote of a two-thirds majority of the voting power of all of our outstanding voting stock, voting together as a single class;
•	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner and also specify requirements as to the form and content of a stockholder’s notice, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company;
•	prohibit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
•	provide that special meetings of our stockholders may be called only by the Chairman of the board, the Chief Executive Officer, or a majority of the Board of Directors then in office, which may delay the ability of our stockholders to force consideration by our company of a take-over proposal or to take certain corporate actions, including the removal of directors.

In addition, Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with an interested stockholder who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. This provision could have the effect of delaying or preventing a change in control of our company, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay, or prevent someone from acquiring us or merging with us.

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

As part of our broader risk management framework, we have identified the potential cybersecurity risks to our business. We have designed our business applications and hosting services to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have an incident response plan in place that outlines containment, eradication, and recovery plans in the event of a cybersecurity threat or incident.

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

Governance

Our Board of Directors assigned specific oversight responsibility for cybersecurity to our Audit Committee, which also oversees our general risk management. The Audit Committee reviews and discusses with management our policies, practices, and risks related to information security and cybersecurity.

Our chief financial officer has primary responsibility for assessing, monitoring, and managing cybersecurity risks. Leaders of our information technology and device engineering, together with members of our finance team, comprise our Cybersecurity Committee, which meets to assess cybersecurity risks and identify new risks and assess our risk management framework on a quarterly basis. Among the members of this committee are employees who are knowledgeable about our products and systems, have prior experience managing cybersecurity risks, and maintain an active Certified Information Systems Security Professional certification.

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

Holders

As of February 11, 2025, there were approximately 62 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HFrEF and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides BAT by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently indicated by the FDA for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1600 pg/ml and is CE Marked for HFrEF and resistant hypertension.

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

Our sales and marketing efforts are directed at EPs, HF specialists, interventional and general cardiologists, and vascular surgeons because they are the primary users of our technology. However, we consider hospitals, where the procedures are performed primarily in an outpatient setting, to be our customers, as they are the purchasing entities of Barostim in the U.S. We intend to continue making significant investments building our U.S. commercial infrastructure by expanding and training our U.S. sales force. We have dedicated significant resources to educate physicians who treat HFrEF about the advantages of Barostim and train them on the implant procedure.

The costs for the device and implantation procedure are reimbursed through various third-party payers, such as government agencies and commercial payers. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the CMS while simultaneously developing processes to engage commercial payers. All MACs have retired their official automatic coverage denial policies for our CPT codes, thereby allowing hospitals to submit payment requests for the Barostim procedure to be adjudicated on a claim-by-claim basis. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the EEA, such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We had $50.0 million in outstanding Term Loans under the Loan Agreement at December 31, 2024. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

On November 4, 2024, we announced that CMS assigned the Barostim procedure to New Technology APC 1580. The APC payment of approximately $45,000 will continue in 2025, as published in the 2025 OPPS final rule.

Factors affecting our performance

We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:

●	Growing and supporting our U.S. commercial organization;
●	Promoting awareness among physicians, hospitals, and patients to accelerate adoption of Barostim;
●	Continuing to develop and disseminate clinical evidence supporting the benefits of Barostim;

●	Raising awareness among payers to build upon reimbursement for Barostim;
●	Investing in research and development to foster innovation; and
●	Leveraging our manufacturing capacity to further improve our gross margins.

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

We calculate gross margin as revenue less cost of goods sold divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but is primarily driven by the average sale price of our product, the percentage of products sold that include a full system (i.e., an IPG and a stimulation lead), as compared to individual IPG sales, and the allocated manufacturing overhead. Although we sell the majority of our devices directly to hospitals, the impact of the average selling price on gross margin is driven by the percentage of products we sold to distributors as compared to those sold directly to hospitals, as our average selling price is typically higher on products we sell directly. The full system sales typically have a lower gross margin as they include the cost of an IPG and a stimulation lead whereas individual IPG sales only include the cost of an IPG. The manufacturing overhead costs of Barostim are directly aligned to our production volume and therefore the cost per product is reduced if production levels increase. While we expect our gross margin to be positively affected over time to the extent we are successful in selling more product through our direct sales force and by increasing our production volumes, it will likely fluctuate from period to period as we continue to introduce new or modified products and adopt new manufacturing processes and technologies.

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors, and consultants, equipment, and software to support our development, facilities, and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our

R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

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

Results of operations

Consolidated results of operations for the year ended December 31, 2024, compared to the year ended December 31, 2023

	Year ended
	December 31,		Change
(in thousands)	2024	2023	$	%
Revenue	$51,292	$39,295	$11,997	31%
Cost of goods sold	8,334	6,256	2,078	33%
Gross profit	42,958	33,039	9,919	30%
Gross margin	84%	84%
Operating Expenses:
Research and development	11,131	11,633	(502)	(4)%
Selling, general and administrative	91,317	64,509	26,808	42%
Total operating expenses	102,448	76,142	26,306	35%
Loss from operations	(59,490)	(43,103)	(16,387)	38%
Interest expense	(4,397)	(1,799)	(2,598)	144%
Other income, net	3,977	3,850	127	3%
Loss before income taxes	(59,910)	(41,052)	(18,858)	46%
Provision for income taxes	(55)	(147)	92	(63)%
Net loss	$(59,965)	$(41,199)	$(18,766)	46%

Revenue

	Revenue by Geography
	Year ended
	December 31,		Change
(in thousands)	2024	2023	$	%
United States	$47,167	$35,111	$12,056	34%
Europe	4,125	4,184	(59)	(1)%
Total Revenue	$51,292	$39,295	$11,997	31%

Revenue was $51.3 million for the year ended December 31, 2024, an increase of $12.0 million, or 31%, over the year ended December 31, 2023.

Revenue generated in the U.S. was $47.2 million for the year ended December 31, 2024, an increase of $12.1 million, or 34%, over the year ended December 31, 2023. HF revenue units in the U.S. totaled 1,506 and 1,123 for the years ended December 31, 2024 and 2023, respectively. HF revenue in the U.S. totaled $46.8 million and $34.6 million for the years ended December 31, 2024 and 2023, respectively. The increase was primarily driven by continued growth as a result of the expansion into new sales territories and new accounts, as well as increased physician and patient awareness of Barostim.

As of December 31, 2024, we had a total of 223 active implanting centers in the U.S., as compared to 178 as of December 31, 2023. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of December 31, 2024, we had 48 sales territories in the U.S. as compared to 38 sales territories as of December 31, 2023.

Revenue generated in Europe was $4.1 million for the year ended December 31, 2024, a decrease of $0.1 million, or 1%, over the year ended December 31, 2023. Total revenue units in Europe decreased to 204 for the year ended December 31, 2024, from 207 for the prior year. As of December 31, 2024, we had five sales territories in Europe as compared to six sales territories as of December 31, 2023.

Cost of goods sold and gross margin

Cost of goods sold increased $2.1 million, or 33%, to $8.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily due to higher sales of Barostim.

Gross profit was $43.0 million for the year ended December 31, 2024, an increase of $9.9 million, or 30%, over the year ended December 31, 2023. Gross margin was 84% for both the years ended December 31, 2024 and 2023.

Research and development expenses

R&D expenses decreased $0.5 million, or 4%, to $11.1 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. This change was primarily driven by a $0.5 million decrease in consulting expenses, a $0.3 million decrease in compensation expenses, and a $0.2 million decrease in travel expenses, partially offset by a $0.5 million increase in clinical study expenses.

Selling, general and administrative expenses

SG&A expenses increased $26.8 million, or 42%, to $91.3 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. This change was driven by a $12.7 million increase in non-cash stock-based compensation expense, an $11.0 million increase in compensation expenses, mainly as a result of increased headcount, a $1.3 million increase in travel expenses, a $0.6 million increase in bad debt expenses, and a $0.5 million increase in consulting expenses. Approximately $8.4 million of the increase in non-cash stock-based compensation expense is related to the modification of stock options held by our former Chief Executive Officer in connection with his retirement in the first quarter of 2024 described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest expense

Interest expense increased $2.6 million to $4.4 million for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement entered into on October 31, 2022.

Other income, net

Other income, net was $4.0 million for the year ended December 31, 2024, compared to $3.9 million for the year ended December 31, 2023. This increase was primarily driven by greater interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for the years ended December 31, 2024 and 2023.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2024 and 2023, we had cash and cash equivalents of $105.9 million and $90.6 million, respectively. For the years ended December 31, 2024 and 2023, our net losses were $60.0 million and $41.2 million, respectively. Our net cash used in operating activities for the years ended December 31, 2024 and 2023 was $39.1 million and $39.0 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We had $50.0 million in outstanding Term Loans under the Loan Agreement at December 31, 2024.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. In January 2024, we commenced this ATM offering and issued 3,251,198 shares of common stock for gross proceeds of $33.8 million under the ATM offering during the year ended December 31, 2024. We have remaining capacity to issue and sell up to $16.2 million of additional shares of common stock under this ATM offering.

Our future liquidity and capital funding requirements will depend on numerous factors, including:

●	our investment in our U.S. commercial infrastructure and sales forces;
●	the degree and rate of market acceptance of Barostim and the ability for our customers to obtain appropriate levels of reimbursement;
●	the costs of commercialization activities, including product sales, marketing, manufacturing, and distribution;
●	our R&D activities for product enhancements and to expand our indications;

●	the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
●	our need to implement additional infrastructure and internal systems;
●	our ability to hire additional personnel to support our operations as a public company; and
●	the emergence of competing technologies or other adverse market developments.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended
	December 31
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(39,144)	$(39,021)
Investing activities	(1,361)	(591)
Financing activities	55,870	23,984
Effect of currency exchange on cash and cash equivalents	(1)	3
Net change in cash and cash equivalents	$15,364	$(15,625)

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2024 was $39.1 million and consisted primarily of a net loss of $60.0 million, partially offset by $19.1 million from non-cash stock-based compensation expense, an increase in net operating assets of $0.9 million, $0.6 million from the depreciation of property and equipment, and $0.2 million from amortization of deferred financing costs and loan discount. Net operating assets consisted primarily of inventory, accounts receivable, prepaid expenses and other current assets, accrued expenses to support the growth of our operations and accounts payable.

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

Cash used in investing activities:

Cash used in investing activities was $1.4 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the year ended December 31, 2024 was $55.9 million and consisted of $32.5 million related to proceeds from the issuance of common stock through the ATM offering, $20.0 million related to proceeds under the Loan Agreement, $2.7 million related to proceeds from the exercise of common stock options, and $0.8 million related to proceeds from the Employee Stock Purchase Plan (“ESPP”), partially offset by $0.2 million related to debt financing costs.

Net cash provided by financing activities for the year ended December 31, 2023 was $24.0 million and consisted of $22.5 million related to proceeds from debt financing, $0.9 million related to proceeds from the ESPP and $0.7 million related to proceeds from the exercise of common stock options, partially offset by debt financing costs of $0.2 million.

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

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We use an estimate of the value of our common stock, with the assistance of an independent appraiser, to determine the fair value of options.

The Black-Scholes option pricing model requires the input of certain subjective assumptions, including (i) the fair value of common stock, (ii) the expected share price volatility, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) the expected dividend yield.

●	Fair value of common stock — For valuations after the completion of the IPO, our Board of Directors determines the fair value of each share of common stock based on the closing price of our common stock as reported on the date of grant. Future expense amounts for any particular period could be affected by changes in our assumptions or market conditions.
●	Expected share price volatility — We make assumptions with respect to expected stock price volatility based upon the historical volatility of our stock price.
●	Expected term of an award — Determined based on our analysis of historical exercise behavior while taking into consideration various participant demographics and option characteristics. We utilize the simplified method to develop the estimate of the expected term.
●	Risk-free interest rate — Based on a treasury instrument whose term is consistent with the expected term of the stock options.
●	Expected dividend yield — We assume an expected dividend yield of zero, as we have never paid dividends and have no current plans to pay any dividends on our common stock.

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

Credit risk

As of December 31, 2024 and 2023, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CVRx, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVRx, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Minneapolis, Minnesota

February 18, 2025

CVRx, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$105,933	$90,569
Accounts receivable, net of allowances of $780 and $508, respectively	9,268	7,551
Inventory	12,107	10,983
Prepaid expenses and other current assets	2,505	2,987
Total current assets	129,813	112,090
Property and equipment, net	2,505	1,763
Operating lease right-of-use asset	1,069	1,349
Other non-current assets	27	27
Total assets	$133,414	$115,229
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,582	$1,884
Accrued expenses	8,180	5,980
Total current liabilities	10,762	7,864
Long-term debt	49,273	29,222
Operating lease liability, non-current portion	877	1,160
Other long-term liabilities	1,447	1,036
Total liabilities	62,359	39,282
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of December 31, 2024 and 2023; 25,324,684 and 20,879,199 shares issued and outstanding as of December 31, 2024 and 2023, respectively	253	209
Additional paid-in capital	608,354	553,326
Accumulated deficit	(537,346)	(477,381)
Accumulated other comprehensive loss	(206)	(207)
Total stockholders’ equity	71,055	75,947
Total liabilities and stockholders’ equity	$133,414	$115,229

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2024	2023
Revenue	$51,292	$39,295
Cost of goods sold	8,334	6,256
Gross profit	42,958	33,039
Operating expenses:
Research and development	11,131	11,633
Selling, general and administrative	91,317	64,509
Total operating expenses	102,448	76,142
Loss from operations	(59,490)	(43,103)
Interest expense	(4,397)	(1,799)
Other income, net	3,977	3,850
Loss before income taxes	(59,910)	(41,052)
Provision for income taxes	(55)	(147)
Net loss	(59,965)	(41,199)
Cumulative translation adjustment	1	—
Comprehensive loss	$(59,964)	$(41,199)
Net loss per share, basic and diluted	$(2.65)	$(1.99)
Weighted-average common shares used to compute net loss per share, basic and diluted	22,596,229	20,754,375

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2022	20,663,736	$207	$545,362	$(436,182)	$(207)	$109,180
Exercise of stock options	144,187	1	727	—	—	728
Proceeds from Employee Stock Purchase Plan	71,276	1	934	—	—	935
Employee stock compensation	—	—	6,303	—	—	6,303
Net loss for the year ended December 31, 2023	—	—	—	(41,199)	—	(41,199)
Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	510,669	5	2,693	—	—	2,698
Proceeds from Employee Stock Purchase Plan	79,618	1	802	—	—	803
Employee stock compensation	—	—	19,050	—	—	19,050
Issuance of common stock, net of costs	3,251,198	32	32,489	—	—	32,521
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the year ended December 31, 2024	—	—	—	(59,965)	—	(59,965)
Cumulative translation adjustment	—	—	—	—	1	1
Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(59,965)	$(41,199)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,050	6,303
Depreciation of property and equipment	619	522
Loss on disposal of equipment	—	4
Amortization of deferred financing costs and loan discount	203	154
Changes in operating assets and liabilities:
Accounts receivable	(1,717)	(2,047)
Inventory	(1,124)	(4,026)
Prepaid expenses and other current assets	531	1,273
Accounts payable	698	165
Accrued expenses	2,561	(170)
Net cash used in operating activities	(39,144)	(39,021)
Cash flows from investing activities:
Purchase of property and equipment	(1,361)	(591)
Net cash used in investing activities	(1,361)	(591)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	2,698	728
Proceeds from Employee Stock Purchase Plan	803	935
Proceeds from the issuance of common stock	32,521	—
Proceeds from debt financing	20,000	22,500
Debt financing costs	(152)	(179)
Net cash provided by financing activities	55,870	23,984
Effect of currency exchange on cash and cash equivalents	(1)	3
Net change in cash and cash equivalents	15,364	(15,625)
Cash and cash equivalents at beginning of year	90,569	106,194
Cash and cash equivalents at end of period	$105,933	$90,569
Supplemental Information:
Cash paid for interest	$3,614	$1,396
Cash paid for income taxes	—	4

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Notes to Consolidated Financial Statements

1.	Business organization

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of December 31, 2024 and 2023, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of December 31, 2024 and 2023, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

Recent accounting pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public companies to disclose for each reportable segment the significant expense categories and amounts for such expenses. ASU 2023-07 became effective for us for annual periods beginning December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Accordingly, we have expanded our financial statement disclosures in order to comply with the guidance.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. This ASU will be effective for our annual period ended December 31, 2025.

3.	Selected balance sheet information

Inventory consists of the following at:

	December 31,	December 31,
(in thousands)	2024	2023
Raw material	$6,857	$4,714
Work-in-process	353	654
Finished goods	4,897	5,615
	$12,107	$10,983

Property and equipment, net consists of the following at:

	December 31,	December 31,
(in thousands)	2024	2023
Office furniture and equipment	$512	$402
Lab equipment	3,144	2,721
Computer equipment and software	994	776
Leasehold improvements	542	98
Capital equipment in process	720	554
	5,912	4,551
Less: Accumulated depreciation and amortization	3,407	2,788
	$2,505	$1,763

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.6 million and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Accrued expenses consist of the following at:

	December 31,	December 31,
(in thousands)	2024	2023
Bonuses	$3,621	$3,335
401(k) employer match	1,106	—
Paid time off	947	770
Customer rebates	592	411
Accrued interest payable	437	220
Operating lease liability, current portion	282	231
Clinical trial and other professional fees	182	277
Taxes	135	125
Other	878	611
	$8,180	$5,980

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. On the closing date, we borrowed the minimum amount of $7.5 million under the Loan Agreement. On March 10, 2023, we borrowed the $7.5 million remaining under the first tranche of the Loan Agreement. On December 15, 2023, we borrowed an additional $15.0 million under the second tranche of the Loan Agreement. On September 30, 2024, we borrowed the remaining $20.0 million under the third and final tranche of the Loan Agreement. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments. A final payment of $2.3 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of December 31, 2024.

In connection with the Loan Agreement, we recorded $1.1 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

December 31,
(in thousands)	2024
2025	$—
2026	—
2027	33,333
2028	16,667
50,000
Less: Unamortized debt costs and discounts	(727)
Long-term debt	$49,273

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

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.

The following table presents the lease balances within the consolidated balance sheets:

	December 31,	December 31,
(in thousands)	2024	2023
Right-of-use assets:
Operating lease right-of-use asset	$1,069	$1,349
Operating lease liabilities:
Accrued expenses	282	231
Operating lease liability, non-current portion	877	1,160
Total operating lease liabilities	$1,159	$1,391

Maturities of our lease liability for our operating lease are as follows as of December 31, 2024:

December 31,
(in thousands)	2024
2025	$350
2026	362
2027	374
2028	223
Total undiscounted lease payments	1,309
Less: imputed interest	(150)
Present value of lease liability	$1,159

As of December 31, 2024, the remaining lease term was 3.7 years, and the weighted average discount rate was 6.7%. The operating cash outflows from our operating lease were $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

6.	Stockholders’ equity

We had common stock warrants exercisable for 103,349 shares of common stock upon conversion at a weighted average exercise price of $12.92 per share and 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share outstanding at December 31 2024 and 2023, respectively. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for

607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the year ended December 31, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 3,251,198 shares of common stock for gross proceeds of $33.8 million under the ATM offering during the year ended December 31, 2024. We have remaining capacity to issue and sell up to approximately $16.2 million of additional shares of common stock under this ATM offering.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,043,959 shares being reserved for issuance under the 2021 Plan as of January 1, 2024. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of December 31, 2024, there were 1,142,918 shares available for future issuance under the 2021 Plan.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2022	3,756,835	$8.28	$36,616
Granted	1,161,926	$14.20
Cancelled / Forfeited	(285,729)	$10.52
Exercised	(144,187)	$5.05
Balance as of December 31, 2023	4,488,845	$9.77	$97,266
Granted	3,237,758	$12.77
Cancelled / Forfeited	(1,665,515)	$10.16
Exercised	(510,669)	$5.28
Balance as of December 31, 2024	5,550,419	$11.81	$18,771
Options exercisable as of December 31, 2024	2,854,762	$9.24	$13,390

As of December 31, 2024, stock options outstanding included 4,402 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of December 31, 2024, the weighted average remaining contractual life was 7.0 years. For options exercisable as of December 31, 2024, the weighted average remaining contractual life was 5.5 years.

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 208,791 shares being reserved for issuance under the ESPP as of January 1, 2024. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the year ended December 31, 2024, 79,618 shares of common stock were purchased under the ESPP for $0.8 million of employee contributions. As of December 31, 2024, there were 632,807 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2024 and 2023:

December 31,
	2024	2023
Weighted average fair value of options granted	$10.31	$10.65
Expected term (in years) — non-officer employees	5.0 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	2.5 to 6.1	2.5 to 6.1
Expected volatility	87.7% to 98.9%	77.2% to 79.6%
Expected dividend yield	—%	—%
Risk-free interest rate	3.67% to 4.71%	3.40% to 4.89%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Weighted average fair value per ESPP purchase right	$5.23	$5.64
Expected term (in years)	0.5	0.5
Expected volatility	74.0% to 96.9%	76.2% to 84.6%
Expected dividend yield	—%	—%
Risk-free interest rate	5.24% to 5.37%	4.77% to 5.53%

We review these assumptions on a periodic basis and adjust them, as necessary. We utilize the simplified method to develop the estimate of the expected term for stock option awards and ESPP purchase rights. The expected volatility is based upon our historical stock price. The expected dividend yield is assumed to be zero, as we have never paid dividends and have no current plans to do so. The risk-free interest rate is based on the yield on U.S. Treasury securities for a period approximating the expected term of the options being valued.

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2024	2023
Stock options	$18,633	$5,901
Employee Stock Purchase Plan	417	402
Total stock-based compensation expense	$19,050	$6,303

Selling, general & administrative	$17,746	$5,073
Research & development	1,174	1,152
Cost of goods sold	130	78
	$19,050	$6,303

As of December 31, 2024, unrecognized compensation expense related to unvested stock-based compensation arrangements was $26.5 million. As of December 31, 2024, the related weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

On January 30, 2024, we amended the terms and conditions of certain stock option award agreements granted under the 2001 Plan and 2021 Plan between us and our former Chief Executive Officer in connection with his retirement, which occurred on February 11, 2024. The option agreements were amended to provide that, if not already vested at the time of termination of his employment due to retirement, the options will continue to vest on the previously scheduled vesting dates following his retirement, subject to his compliance with certain covenants. Additionally, the option agreements were modified so that the options may be exercised, to the extent vested, by our former Chief Executive Officer until the earlier of (a) five years following his retirement date, or (b) the applicable option expiration date. The modification of these option awards resulted in an additional $8.4 million of non-cash stock-based compensation expense recognized during the year ended December 31, 2024.

8.	Income taxes

As of December 31, 2024 and 2023, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position.

The components of our provision for income taxes are as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2024	2023
Current
Federal and state	$—	$—
Foreign	55	147
Total provision for income taxes	$55	$147

The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows for the periods indicated:

	Year Ended
	December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
Permanent differences	(4.2)	(4.3)
Research and development ("R&D") tax credit	0.8	1.4
Uncertain tax position	(0.1)	(0.3)
State, net of federal benefit	2.0	2.6
Deferred rate change	(0.3)	0.4
Change in valuation allowance	(19.3)	(21.2)
Total	(0.1)%	(0.4)%

Significant components of net deferred tax assets were as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$98,329	$89,173
R&D tax credits	10,147	9,664
Capitalized R&D expenses	8,015	8,963
Non-qualified stock options	4,482	1,473
Start-up costs	452	680
Accrued vacation	227	179
Other	450	420
Total deferred tax assets	122,102	110,552
Valuation allowance	(122,102)	(110,552)
Net deferred tax assets	$—	$—

As of December 31, 2024, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $429.7 million and $8.1 million, respectively. The federal NOLs began expiring in 2021 and the state NOLs began expiring in 2020. As of December 31, 2024, we had federal and state tax credit carryforwards of approximately $10.2 million and $1.7 million, respectively. The federal tax credit carryforwards began expiring in 2021 and the state tax credits will begin expiring in 2028.

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

The changes to our gross unrecognized tax benefits were as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2024	2023
Gross unrecognized tax benefits at beginning of year	$2,221	$2,046
Gross increases:
Prior year tax positions	—	12
Current year tax positions	182	185
Gross decreases:
Prior year tax positions	(57)	(22)
Gross unrecognized tax benefits at end of year	$2,346	$2,221

All of these unrecognized tax benefits, if recognized, would impact the effective tax rate before taking consideration of the valuation allowance. The amount of unrecognized tax benefits subjected to the valuation allowance was $1.8 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively. We recognized a nominal amount and approximately $0.1 million of interest or penalties for each of the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, total accrued interest and penalties were both $0.5 million. We recognize accrued interest and penalties related to unrecognized tax positions as a component of income tax expense. We do not expect a significant change in the amount of unrecognized tax benefits in the next year.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Tax years from 2005 through present remain open for audit under the applicable statute of limitations due to the carryover of the unused NOLs and tax credit carryforwards. We do not have any tax audits or other proceedings pending.

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss	$(59,965)	$(41,199)
Denominator:
Weighted average common shares outstanding — basic and diluted	22,596,229	20,754,375
Net loss per share attributable to common stockholders — basic and diluted	$(2.65)	$(1.99)

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

	Year Ended
	December 31,
	2024	2023
Options to purchase common stock	5,550,419	4,488,845
Warrants to purchase common stock	103,349	716,131
	5,653,768	5,204,976

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of December 31, 2024 or December 31, 2023.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $1.1 million and $0 for the years ended December 31, 2024 and 2023, respectively.

12.	Segment, geographic information and revenue disaggregation

We have determined that we have a single reportable and operating segment structure. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer evaluates performance based primarily on revenue in the geographic locations in which the Company operates and consolidated net loss. The Chief Executive Officer reviews financial information presented on a consolidated basis, including consolidated net loss, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. Further, the financial information on expenses provided to the Chief Executive Officer is presented on a consolidated basis, as reported in the consolidated statements of operations and comprehensive loss in this Annual Report on Form 10-K.

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated:

	Year ended
	December 31,
(in thousands)	2024	2023
U.S.	$47,167	$35,111
Germany	3,460	3,690
Other countries	665	494
	$51,292	$39,295

As of December 31, 2024 and 2023, long-lived assets were located primarily in the U.S.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B. Other Information

During the three months ended December 31, 2024, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2025 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 248)

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023

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

4.8

Warrant to Purchase Shares of Series G Preferred Stock (Loan A), dated as of September 30, 2019, issued by the Company to Horizon Technology Finance Corporation, as assigned to Horizon Credit II LLC on February 6, 2020 (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on June 4, 2021)

4.9

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

4.12	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

10.1

Lease, dated October 13, 2008, by and between the Company and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.2

First Lease Amendment, dated November 30, 2010, by and between the Company and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.3*

Second Lease Amendment, dated October 22, 2012, by and between the Company and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.4*

Lease Amending Agreement No. 3, dated April 21, 2016, by and between the Company and AX CROSSTOWN VI L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.5

Lease Amending Agreement No. 4, dated May 18, 2020, by and between the Company and AX CROSSTOWN VI L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.6

Fifth Amendment to Lease, dated April 21, 2023, by and between the Company and TCI TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.7

Sixth Amendment to Lease, dated November 7, 2023 by and between the Company and TCI TT, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 9, 2024)

10.8

Eighth Amended and Restated Investors’ Rights Agreement, dated July 1, 2020, by and among the Company and the holders listed therein (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

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

19.1†	CVRx, Inc. Insider Trading Policy

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	CVRx, Inc. Mandatory Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2024)

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
#	Indicates management contract or compensatory plan.

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

Date: February 18, 2025

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 18, 2025

Signature	Title	Date

/s/ Kevin Hykes	President and Chief Executive Officer (Principal Executive Officer)	February 18, 2025
Kevin Hykes

/s/ Jared Oasheim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2025
Jared Oasheim

/s/ Kevin Ballinger	Director	February 18, 2025
Kevin Ballinger

/s/ Mitch Hill	Director	February 18, 2025
Mitch Hill

/s/ Mudit Jain	Director	February 18, 2025
Mudit Jain

/s/ Kirk Nielsen	Director	February 18, 2025
Kirk Nielsen

/s/ Martha Shadan	Director	February 18, 2025
Martha Shadan

/s/ Joseph Slattery	Director	February 18, 2025
Joseph Slattery