Form 10-Q
period 2025-03-31
CVRx, Inc.
filed 2025-05-09
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 2, 2025, there were 26,072,599 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2025

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

In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which are summarized below, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management, and directors (one of whom is affiliated with one of our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity, and results of operations;

●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must continue to demonstrate to physicians and patients the merits of Barostim;
●	if third-party payers do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations, and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and effectiveness of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$102,668	$105,933
Accounts receivable, net of allowances of $810 and $780, respectively	9,012	9,268
Inventory	11,672	12,107
Prepaid expenses and other current assets	2,782	2,505
Total current assets	126,134	129,813
Property and equipment, net	2,435	2,505
Operating lease right-of-use asset	994	1,069
Other non-current assets	26	27
Total assets	$129,589	$133,414
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,751	$2,582
Accrued expenses	5,757	8,180
Total current liabilities	8,508	10,762
Long-term debt	49,332	49,273
Operating lease liability, non-current portion	802	877
Other long-term liabilities	1,587	1,447
Total liabilities	60,229	62,359
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of March 31, 2025 and December 31, 2024; 26,051,992 and 25,324,684 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	261	253
Additional paid-in capital	620,416	608,354
Accumulated deficit	(551,112)	(537,346)
Accumulated other comprehensive loss	(205)	(206)
Total stockholders’ equity	69,360	71,055
Total liabilities and stockholders’ equity	$129,589	$133,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Revenue	$12,348	$10,770
Cost of goods sold	2,036	1,615
Gross profit	10,312	9,155
Operating expenses:
Research and development	2,517	3,057
Selling, general and administrative	21,232	28,330
Total operating expenses	23,749	31,387
Loss from operations	(13,437)	(22,232)
Interest expense	(1,457)	(960)
Other income, net	1,123	1,044
Loss before income taxes	(13,771)	(22,148)
Benefit (provision) for income taxes	5	(38)
Net loss	(13,766)	(22,186)
Cumulative translation adjustment	—	(3)
Comprehensive loss	$(13,766)	$(22,189)
Net loss per share, basic and diluted	$(0.53)	$(1.04)
Weighted-average common shares used to compute net loss per share, basic and diluted	25,876,062	21,232,009

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	183,846	2	415	—	—	417
Employee stock compensation	—	—	2,455	—	—	2,455
Issuance of common stock	543,462	6	9,192	—	—	9,198
Net loss for the three months ended March 31, 2025	—	—	—	(13,766)	—	(13,766)
Cumulative translation adjustment	—	—	—	—	1	1
Balances as of March 31, 2025	26,051,992	$261	$620,416	$(551,112)	$(205)	$69,360

Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	86,610	1	814	—	—	815
Employee stock compensation	—	—	11,141	—	—	11,141
Issuance of common stock	23,364	—	547	—	—	547
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the three months ended March 31, 2024	—	—	—	(22,186)	—	(22,186)
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Balances as of March 31, 2024	21,593,173	$216	$565,822	$(499,567)	$(210)	$66,261

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(13,766)	$(22,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,455	11,141
Depreciation of property and equipment	184	131
Amortization of deferred financing costs and loan discount	59	48
Changes in operating assets and liabilities:
Accounts receivable	256	(944)
Inventory	435	(73)
Prepaid expenses and other current assets	(270)	345
Accounts payable	169	724
Accrued expenses	(2,289)	(82)
Net cash used in operating activities	(12,767)	(10,896)
Cash flows from investing activities:
Purchase of property and equipment	(114)	(917)
Net cash used in investing activities	(114)	(917)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	417	815
Proceeds from the issuance of common stock	9,198	547
Net cash provided by financing activities	9,615	1,362
Effect of currency exchange on cash and cash equivalents	1	(3)
Net change in cash and cash equivalents	(3,265)	(10,454)
Cash and cash equivalents at beginning of period	105,933	90,569
Cash and cash equivalents at end of period	$102,668	$80,115
Supplemental Information:
Cash paid for interest	$1,258	$770
Cash paid for income taxes	$—	$—

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

The condensed consolidated financial statements include the accounts of CVRx, Inc. and its wholly owned subsidiary, CVRx Switzerland LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of March 31, 2025 and December 31, 2024, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of March 31, 2025 and December 31, 2024, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model, and the fair value of restricted stock units (“RSUs”) is equal to the closing price of our common stock on the grant date. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. This ASU will be effective for our annual period ending December 31, 2025. We are evaluating the impact of this new guidance on our income tax disclosures.

3.	Selected balance sheet information

Inventory consists of the following at:

	March 31,	December 31,
(in thousands)	2025	2024
Raw material	$7,052	$6,857
Work-in-process	394	353
Finished goods	4,226	4,897
	$11,672	$12,107

Property and equipment, net consists of the following at:

	March 31,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$512	$512
Lab equipment	3,620	3,144
Computer equipment and software	1,075	994
Leasehold improvements	542	542
Capital equipment in process	277	720
	6,026	5,912
Less: Accumulated depreciation and amortization	3,591	3,407
	$2,435	$2,505

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $184,000 and $131,000 for the three months ended March 31, 2025 and 2024, respectively.

Accrued expenses consist of the following at:

	March 31,	December 31,
(in thousands)	2025	2024
Bonuses	$2,395	$3,621
Paid time off	742	947
Accrued interest payable	431	437
401(k) match	338	1,106
Employee stock purchase plan	294	121
Operating lease liability, current portion	290	282
Customer rebates	178	592
Clinical trial and other professional fees	147	182
Taxes	143	135
Other	799	757
	$5,757	$8,180

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). We had $50.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2025. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments, of which a principal payment of $16.7 million is due in December 2027 and two principal payments of $16.7 million each are due in January 2028. A final payment of $2.3 million, equal to 4.5% of the original borrowed principal, is due in January 2028. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50% plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of March 31, 2025.

In connection with the Loan Agreement, we recorded $1.1 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

March 31,
(in thousands)	2025
2025	$—
2026	—
2027	16,667
2028	33,333
50,000
Less: Unamortized debt costs and discounts	(668)
Long-term debt	$49,332

5. Leases

We lease 31,505 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008. On April 21, 2023, we extended the operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months through August 31, 2028. On November 7, 2023, we expanded our existing office space with the addition of 7,615 square feet of property adjacent to our principal executive offices and our manufacturing facility. The term on this expanded property is for 57 consecutive months that will run concurrently with the term on the existing lease. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2025	2024
Right-of-use assets:
Operating lease right-of-use asset	$994	$1,069
Operating lease liabilities:
Accrued expenses	290	282
Operating lease liability, non-current portion	802	877
Total operating lease liabilities	$1,092	$1,159

Maturities of our lease liability for our operating lease are as follows as of March 31, 2025:

March 31,
(in thousands)	2025
2025	264
2026	362
2027	374
2028	223
Total undiscounted lease payments	1,223
Less: imputed interest	(131)
Present value of lease liability	$1,092

As of March 31, 2025, the remaining lease term was 3.4 years, and the weighted average discount rate was 6.7%. The operating cash outflows from our operating lease were $0.1 million for each of the three months ended March 31, 2025 and 2024.

6.	Stockholders’ equity

Common Stock Warrants

We had common stock warrants exercisable for 103,349 shares of common stock upon conversion at a weighted average exercise price of $12.92 per share and 716,131 shares of common stock upon conversion at a weighted average exercise price of $2.39 per share outstanding at March 31, 2025 and December 31, 2024, respectively. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for

607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the three months ended March 31, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the three months ended March 31, 2025. We have remaining capacity to issue and sell up to approximately $6.7 million of additional shares of common stock under this ATM offering.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,266,234 shares being reserved for issuance under the 2021 Plan as of January 1, 2025. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of March 31, 2025, there were 1,454,590 shares available for future issuance under the 2021 Plan.

Stock Options

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2024	5,550,419	$11.81	$18,771
Granted	756,648	13.22
Cancelled / Forfeited	(136,214)	13.94
Exercised	(183,846)	2.27
Balance as of March 31, 2025	5,987,007	$12.24	$15,277
Options exercisable as of March 31, 2025	3,028,204	$10.94	$10,926

As of March 31, 2025, stock options outstanding included 4,402 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of March 31, 2025, the weighted average remaining contractual life was 7.2 years. For options exercisable as of March 31, 2025, the weighted average remaining contractual life was 5.7 years. As of March 31, 2025, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $25.9 million. As of March 31, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 2.8 years.

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

Weighted
	Number	Average	Aggregate
	of	Grant Date	Intrinsic
	RSUs	Fair Value	Value
(in thousands)
Unvested Balance as of December 31, 2024	—	$—	$—
Granted	334,128	12.96
Vested	—	—
Cancelled / Forfeited	—	—
Unvested Balance as of March 31, 2025	334,128	$12.96	$4,086

The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. No RSUs were vested as of March 31, 2025. As of March 31, 2025, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $4.2 million. As of March 31, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 3.9 years.

Employee Stock Purchase Plan

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 253,246 shares being reserved for issuance under the ESPP as of January 1, 2025. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the three months ended March 31, 2025, there were no shares of common stock purchased under the ESPP. As of March 31, 2025, there were 886,053 shares available for issuance under the ESPP.

Stock-based compensation expense

We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP purchase rights on the grant date. The fair value of RSUs is determined based on the closing stock price of our common stock on the grant date. We measure stock-based compensation expense based on the grant date fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period for stock options and RSUs, and the offering period for ESPP purchase rights. The amount of stock-based compensation expense recognized for stock option and RSU awards during a period is based on the portion of the awards that are ultimately expected to vest. The amount of stock-based compensation expense recognized for ESPP purchase rights during a period is based on the estimated purchase rights as of the grant date. We account for forfeitures as they occur.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2025 and 2024:

	March 31,
	2025	2024
Weighted average fair value of options granted	$10.44	$12.20
Expected term (in years) — non-officer employees	5.5 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	6.1	2.5 to 6.1
Expected volatility	95.0% to 96.5%	90.9% to 92.8%
Expected dividend yield	—%	—%
Risk-free interest rate	4.09% to 4.47%	3.95% to 4.28%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2025 and 2024:

	March 31,
	2025	2024
Weighted average fair value per ESPP purchase right	$—	$—
Expected term (in years)	0.5	0.5
Expected volatility	112.3%	74.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.25%	5.24%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2025	2024
Stock options	$2,214	$11,028
Employee Stock Purchase Plan	149	113
Restricted Stock	92	—
Total stock-based compensation expense	$2,455	$11,141

Selling, general & administrative	$2,255	$10,824
Research & development	165	285
Cost of goods sold	35	32
	$2,455	$11,141

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

As of March 31, 2025 and December 31, 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Benefit for income taxes for the three months ended March 31, 2025 was $5,000 and provision for income taxes for the three months ended March 31, 2024 was $38,000.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended
	March 31,
	2025	2024
Numerator:
Net loss	$(13,766)	$(22,186)
Denominator:
Weighted average common shares outstanding — basic and diluted	25,876,062	21,232,009
Net loss per share attributable to common stockholders — basic and diluted	$(0.53)	$(1.04)

Our potentially dilutive securities, which include stock options, restricted stock units, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders, as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2025	2024
Options	5,987,007	5,236,408
Restricted stock units	334,128	—
Warrants	103,349	108,406
	6,424,484	5,344,814

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of March 31, 2025 or December 31, 2024.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.3 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

12.	Segment, geographic information, and revenue disaggregation

We have determined that we have a single reportable and operating segment structure. We have one business activity and there are no segment managers who are held accountable for operations, operating results, or plans for levels or components below the consolidated unit level. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer evaluates performance based primarily on revenue in the geographic locations in which the Company operates and consolidated net loss. The Chief Executive Officer reviews financial information presented on a consolidated basis, including consolidated net loss, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. Further, the financial information on expenses provided to the Chief Executive Officer is presented on a consolidated basis, as reported in the condensed consolidated statements of operations and comprehensive loss in this Quarterly Report on Form 10-Q.

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2025	2024
U.S.	$11,202	$9,835
Other countries	1,146	935
	$12,348	$10,770

As of March 31, 2025 and December 31, 2024, substantially all our long-lived assets were located in the U.S.

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

On October 31, 2022, we entered into the Loan Agreement allowing borrowing, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2025. As a result of these investments and our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors, and consultants, equipment and software to support our development, facilities, and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

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

Results of operations

Consolidated results of operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2025	2024	$	%
Revenue	$12,348	$10,770	$1,578	15%
Cost of goods sold	2,036	1,615	421	26%
Gross profit	10,312	9,155	1,157	13%
Gross margin	84%	85%
Operating expenses:
Research and development	2,517	3,057	(540)	(18)%
Selling, general and administrative	21,232	28,330	(7,098)	(25)%
Total operating expenses	23,749	31,387	(7,638)	(24)%
Loss from operations	(13,437)	(22,232)	8,795	(40)%
Interest expense	(1,457)	(960)	(497)	52%
Other income, net	1,123	1,044	79	8%
Loss before income taxes	(13,771)	(22,148)	8,377	(38)%
Benefit (provision) for income taxes	5	(38)	43	(113)%
Net loss	$(13,766)	$(22,186)	$8,420	(38)%

The following table provides revenue by geography:

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2025	2024	$	%
United States	$11,202	$9,835	$1,367	14%
Europe	1,146	935	211	23%
Total Revenue	$12,348	$10,770	$1,578	15%

Revenue was $12.3 million for the three months ended March 31, 2025, an increase of $1.6 million, or 15%, over the three months ended March 31, 2024.

Revenue generated in the U.S. was $11.2 million for the three months ended March 31, 2025, an increase of $1.4 million, or 14%, over the three months ended March 31, 2024. HF revenue in the U.S. totaled $11.1 million and $9.7 million for the three months ended March 31, 2025 and 2024, respectively. HF revenue units in the U.S. totaled 353 and 319 for the three months ended March 31, 2025 and 2024, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of March 31, 2025, we had a total of 227 active implanting centers in the U.S., as compared to 190 as of March 31, 2024. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of March 31, 2025, we had a total of 45 sales territories in the U.S. as compared to 39 sales territories as of March 31, 2024.

Revenue generated in Europe was $1.1 million for the three months ended March 31, 2025, a $0.2 million increase compared to the three months ended March 31, 2024. Total revenue units in Europe increased to 59 for the three months ended March 31, 2025, as compared to 44 in the prior year period. As of March 31, 2025 we had five sales territories in Europe as compared to six sales territories as of March 31, 2024.

Cost of goods sold and gross margin

Cost of goods sold increased $0.4 million, or 26%, to $2.0 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was driven by higher sales of Barostim.

Gross profit was $10.3 million for the three months ended March 31, 2025, an increase of $1.2 million, or 13%, over the three months ended March 31, 2024. Gross margin was 84% and 85% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Research and development expenses

R&D expenses decreased $0.5 million, or 18%, to $2.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This change was driven by a $0.4 million decrease in consulting expenses and a $0.1 million decrease in non-cash stock-based compensation expense.

Selling, general and administrative expenses

SG&A expenses decreased $7.1 million, or 25%, to $21.2 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This change was primarily driven by an $8.6 million decrease in non-cash stock-based compensation expense, partially offset by a $1.6 million increase in compensation expenses, mainly as a result of increased headcount. Approximately $8.4 million of the decrease in non-cash stock-based compensation expense is related to the modification of stock options held by our former Chief Executive Officer in connection with his retirement in the first quarter of 2024 described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense

Interest expense increased $0.5 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net

Other income, net increased $0.1 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily driven by more interest income on our interest-bearing accounts.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was nominal for each of the three months ended March 31, 2025 and March 31, 2024.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2025 and December 31, 2024, we had cash and cash equivalents of $102.7 million and $105.9 million, respectively. For the three months ended March 31, 2025 and 2024, our net losses were $13.8 million and $22.2 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2025 and 2024 was $12.8 million and $10.9 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2025.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. In January 2024, we commenced this ATM offering and issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the three months ended March 31, 2025. We have remaining capacity to issue and sell up to $6.7 million of additional shares of common stock under this ATM offering.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three months ended
	March 31,
	(unaudited)
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(12,767)	$(10,896)
Investing activities	(114)	(917)
Financing activities	9,615	1,362
Effect of currency exchange on cash and cash equivalents	1	(3)
Net change in cash and cash equivalents	$(3,265)	$(10,454)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2025 was $12.8 million and consisted primarily of a net loss of $13.8 million and a change in net operating assets of $1.7 million, partially offset by a non-cash charge of $2.5 million related to stock-based compensation expense. Net operating assets consisted primarily of accrued expenses, inventory, prepaid expenses and other current assets, accounts receivable, and accounts payable to support the growth of our operations.

Net cash used in operating activities for the three months ended March 31, 2024 was $10.9 million and consisted primarily of a net loss of $22.2 million, partially offset by a non-cash charge of $11.1 million related to stock-based compensation expense.

Cash used in investing activities:

Cash used in investing activities was $0.1 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the three months ended March 31, 2025 was $9.6 million and consisted of $9.2 million related to net proceeds from the issuance of common stock through the ATM offering and $0.4 million related to proceeds from the exercise of common stock options.

Net cash provided by financing activities for the three months ended March 31, 2024 was $1.4 million and consisted of $0.8 million related to proceeds from the exercise of common stock options and $0.5 million related to net proceeds from the issuance of common stock through the ATM offering.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of March 31, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2025.

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

Credit risk

As of March 31, 2025 and December 31, 2024, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the risk factor set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Barostim is also subject to extensive governmental regulation in foreign jurisdictions, such as Europe, and our failure to comply with applicable requirements could cause our business to suffer.

In the European Economic Area (“EEA”), Barostim was required to comply with the Essential Requirements laid down in Annex I to the European Union (“EU”) Active Implantable Medical Devices Directive. Compliance with these requirements was a prerequisite to affixing the CE mark to Barostim. To demonstrate compliance with the Essential Requirements and obtain the right to affix the CE Mark to Barostim, we underwent a conformity assessment procedure, which varied according to the type of medical device and its classification. Except for low-risk medical devices (Class I with no measuring function and which are not sterile), where the manufacturer could issue an EU Declaration of Conformity based on a self-assessment of the conformity of its products with the Essential Requirements, a conformity assessment procedure required the intervention of a Notified Body, which is an organization designated by a competent authority of an EEA country to conduct conformity assessments. Depending on the relevant conformity assessment procedure, the Notified Body would audit the Quality Management System and examine the Technical File for the manufacture, design and final inspection of our devices. The Notified Body would issue a CE Certificate of Conformity following successful completion of this conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the Essential Requirements. This Certificate would entitle the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EU Declaration of Conformity.

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

Regulations in the EU were updated to require compliance to Regulation (EU) 2017/745 on Medical Devices (“MDR”). Additional amendments to the regulation have delayed required implementation dates to December 31, 2027. Compliance with the new regulation required extensive updates to the quality system and device technical file documentation to new requirements. Updates were made and annual Notified Body inspections assessing compliance of the quality system to the MDR have been ongoing since 2020. An application was made for Barostim to comply with the general safety and performance requirements of the EU MDR. Final approval and certificates of compliance for both the technical file and quality system were issued on April 9, 2025. We are required to continue to submit updates for any substantial changes to the design, manufacturing or quality system for assessment against the MDR requirements. Annual audits by the Notified Body are required to verify that we continue to meet the MDR requirements. The current integrated platform technology, Barostim is approved under the MDR. Barostim Legacy is not approved under MDR, but can still be sold under the Active Implantable Medical Device Directive (“AIMDD”) approval through 2027. Failing to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension, or withdrawal of our CE Certificates of Conformity by our Notified Body (the National Standards Authority of Ireland), which could impair our ability to market products in the EEA in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: May 9, 2025

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)