Form 10-Q
period 2025-06-30
CVRx, Inc.
filed 2025-08-05
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of July 29, 2025, there were 26,151,724 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended June 30, 2025

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$95,025	$105,933
Accounts receivable, net of allowances of $871 and $780, respectively	7,153	9,268
Inventory	11,720	12,107
Prepaid expenses and other current assets	2,247	2,505
Total current assets	116,145	129,813
Property and equipment, net	2,345	2,505
Operating lease right-of-use asset	1,048	1,069
Other non-current assets	26	27
Total assets	$119,564	$133,414
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,032	$2,582
Accrued expenses	6,657	8,180
Total current liabilities	9,689	10,762
Long-term debt	49,392	49,273
Operating lease liability, non-current portion	819	877
Other long-term liabilities	1,730	1,447
Total liabilities	61,630	62,359
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of June 30, 2025 and December 31, 2024; 26,145,951 and 25,324,684 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	261	253
Additional paid-in capital	623,724	608,354
Accumulated deficit	(565,848)	(537,346)
Accumulated other comprehensive loss	(203)	(206)
Total stockholders’ equity	57,934	71,055
Total liabilities and stockholders’ equity	$119,564	$133,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue	$13,589	$11,807	$25,937	$22,577
Cost of goods sold	2,139	1,900	4,175	3,515
Gross profit	11,450	9,907	21,762	19,062
Operating expenses:
Research and development	2,469	2,765	4,986	5,822
Selling, general and administrative	23,357	21,115	44,589	49,445
Total operating expenses	25,826	23,880	49,575	55,267
Loss from operations	(14,376)	(13,973)	(27,813)	(36,205)
Interest expense	(1,473)	(959)	(2,930)	(1,919)
Other income, net	1,110	944	2,233	1,988
Loss before income taxes	(14,739)	(13,988)	(28,510)	(36,136)
Benefit (provision) for income taxes	3	(41)	8	(79)
Net loss	(14,736)	(14,029)	(28,502)	(36,215)
Cumulative translation adjustment	3	—	3	(3)
Comprehensive loss	$(14,733)	$(14,029)	$(28,499)	$(36,218)
Net loss per share, basic and diluted	$(0.57)	$(0.65)	$(1.10)	$(1.69)
Weighted-average common shares used to compute net loss per share, basic and diluted	26,071,316	21,628,542	25,974,229	21,430,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of March 31, 2024	26,051,992	$261	$620,416	$(551,112)	$(205)	$71,055
Exercise of stock options	22,017	—	32	—	—	32
Proceeds from Employee Stock Purchase Plan	71,942	—	360	—	—	360
Employee stock compensation	—	—	2,916	—	—	2,916
Net loss for the three months ended June 30, 2025	—	—	—	(14,736)	—	(14,736)
Cumulative translation adjustment	—	—	—	—	2	2
Balances as of June 30, 2025	26,145,951	$261	$623,724	$(565,848)	$(203)	$57,934

Balances as of March 31, 2023	21,593,173	$216	$565,822	$(499,567)	$(210)	$66,261
Exercise of stock options	79,377	1	66	—	—	67
Proceeds from Employee Stock Purchase Plan	39,807	—	406	—	—	406
Employee stock compensation	—	—	2,544	—	—	2,544
Issuance of common stock	—	—	(1)	—	—	(1)
Net loss for the three months ended June 30, 2024	—	—	—	(14,029)	—	(14,029)
Balances as of June 30, 2024	21,712,357	$217	$568,837	$(513,596)	$(210)	$55,248

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	205,863	2	447	—	—	449
Proceeds from Employee Stock Purchase Plan	71,942	—	360	—	—	360
Employee stock compensation	—	—	5,371	—	—	5,371
Issuance of common stock	543,462	6	9,192	—	—	9,198
Net loss for the six months ended June 30, 2025	—	—	—	(28,502)	—	(28,502)
Cumulative translation adjustment	—	—	—	—	3	3
Balances as of June 30, 2025	26,145,951	$261	$623,724	$(565,848)	$(203)	$57,934

Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	165,987	2	880	—	—	882
Proceeds from Employee Stock Purchase Plan	39,807	—	406	—	—	406
Employee stock compensation	—	—	13,685	—	—	13,685
Issuance of common stock	23,364	—	546	—	—	546
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the six months ended June 30, 2024	—	—	—	(36,215)	—	(36,215)
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Balances as of June 30, 2024	21,712,357	$217	$568,837	$(513,596)	$(210)	$55,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,502)	$(36,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,371	13,685
Depreciation of property and equipment	377	272
Amortization of deferred financing costs and loan discount	119	97
Changes in operating assets and liabilities:
Accounts receivable	2,115	(1,055)
Inventory	387	(241)
Prepaid expenses and other current assets	271	1,253
Accounts payable	450	1,632
Accrued expenses	(1,291)	(154)
Net cash used in operating activities	(20,703)	(20,726)
Cash flows from investing activities:
Purchase of property and equipment	(217)	(1,272)
Net cash used in investing activities	(217)	(1,272)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	449	882
Proceeds from Employee Stock Purchase Plan	360	406
Proceeds from the issuance of common stock	9,198	546
Net cash provided by financing activities	10,007	1,834
Effect of currency exchange on cash and cash equivalents	5	(5)
Net change in cash and cash equivalents	(10,908)	(20,169)
Cash and cash equivalents at beginning of period	105,933	90,569
Cash and cash equivalents at end of period	$95,025	$70,400
Supplemental Information:
Cash paid for interest	$2,537	$1,613
Cash paid for income taxes	$—	$—

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of June 30, 2025 and December 31, 2024, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of June 30, 2025 and December 31, 2024, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. We regularly review inventory quantities based on actual loss experiences, projected future demand and remaining shelf life to record a provision for excess and obsolete inventory when appropriate.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	June 30,	December 31,
(in thousands)	2025	2024
Raw material	$7,698	$6,857
Work-in-process	230	353
Finished goods	3,792	4,897
	$11,720	$12,107

Property and equipment, net consists of the following at:

	June 30,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$512	$512
Lab equipment	3,620	3,144
Computer equipment and software	1,133	994
Leasehold improvements	548	542
Capital equipment in process	316	720
	6,129	5,912
Less: Accumulated depreciation and amortization	3,784	3,407
	$2,345	$2,505

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $193,000 and $141,000 for the three months ended June 30, 2025 and 2024, respectively, and $377,000 and $272,000 for the six months ended June 30, 2025 and 2024, respectively.

Accrued expenses consist of the following at:

	June 30,	December 31,
(in thousands)	2025	2024
Bonuses	$2,515	$3,621
Paid time off	1,254	947
401(k) match	637	1,106
Accrued interest payable	417	437
Operating lease liability, current portion	333	282
Customer rebates	300	592
Clinical trial and other professional fees	124	182
Taxes	46	135
Other	1,031	878
	$6,657	$8,180

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). We had $50.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2025. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments, of which a principal payment of $16.7 million is due in December 2027 and two principal payments of $16.7 million each are due in January 2028. A final payment of $2.3 million, equal to 4.5% of the funded amount, is due in January 2028. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50%; plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of June 30, 2025.

In connection with the Loan Agreement, we recorded $1.1 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

June 30,
(in thousands)	2025
2025	$—
2026	—
2027	16,667
2028	33,333
50,000
Less: Unamortized debt costs and discounts	(608)
Long-term debt	$49,392

5. Leases

We lease 35,183 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008, which has been amended to expand the leased space and extend the term of the lease, which expires August 31, 2028. Most recently, on May 20, 2025, we expanded our existing office space with an additional 3,678 square feet of property adjacent to our principal executive offices and our manufacturing facility. The term on this expanded property is for 39 consecutive months and runs concurrently with the term on the existing lease. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.

The following table presents the lease balances within the condensed consolidated balance sheets:

	June 30,	December 31,
(in thousands)	2025	2024
Right-of-use assets:
Operating lease right-of-use asset	$1,048	$1,069
Operating lease liabilities:
Accrued expenses	333	282
Operating lease liability, non-current portion	819	877
Total operating lease liabilities	$1,152	$1,159

Maturities of our lease liability for our operating lease are as follows as of June 30, 2025:

June 30,
(in thousands)	2025
2025	201
2026	410
2027	424
2028	253
Total undiscounted lease payments	1,288
Less: imputed interest	(136)
Present value of lease liability	$1,152

As of June 30, 2025, the remaining lease term was 3.2 years, and the weighted average discount rate was 7.1%. The operating cash outflows from our operating lease were $0.3 million for each of the six months ended June 30, 2025 and 2024.

6.	Stockholders’ equity

Common Stock Warrants

We had common stock warrants exercisable for 103,349 shares of common stock upon conversion at a weighted average exercise price of $12.92 per share outstanding at June 30, 2025 and December 31, 2024. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for 607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the six months ended June 30, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the six months ended June 30, 2025. We have remaining capacity to issue and sell up to approximately $6.7 million of additional shares of common stock under this ATM offering.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,266,234 shares being reserved for issuance under the 2021 Plan as of January 1, 2025. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of June 30, 2025, there were 1,392,926 shares available for future issuance under the 2021 Plan.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2024	5,550,419	$11.81	$18,771
Granted	926,572	12.03
Cancelled / Forfeited	(246,004)	14.75
Exercised	(205,863)	2.18
Balance as of June 30, 2025	6,025,124	$12.06	$1,535
Options exercisable as of June 30, 2025	3,397,633	$11.00	$1,535

As of June 30, 2025, stock options outstanding included 4,402 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of June 30, 2025, the weighted average remaining contractual life was 7.0 years. For options exercisable as of June 30, 2025, the weighted average remaining contractual life was 5.6 years. As of June 30, 2025, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $23.2 million. As of June 30, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 2.7 years.

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

		Weighted
	Number	Average	Aggregate
	of	Grant Date	Intrinsic
	RSUs	Fair Value	Value
			(in thousands)
Unvested Balance as of December 31, 2024	—	$—	$—
Granted	340,078	12.85
Vested	—	—
Cancelled / Forfeited	(4,420)	12.96
Unvested Balance as of June 30, 2025	335,658	$12.85	$1,974

The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. No RSUs were vested as of June 30, 2025. As of June 30, 2025, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $4.0 million. As of June 30, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 3.7 years.

Employee Stock Purchase Plan

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 253,246 shares being reserved for issuance under the ESPP as of January 1, 2025. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the six months ended June 30, 2025, 71,942 shares of common stock were purchased under the ESPP for $0.4 million of employee contributions. As of June 30, 2025, there were 814,111 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2025 and 2024:

	June 30,
	2025	2024
Weighted average fair value of options granted	$9.52	$10.81
Expected term (in years) — non-officer employees	5.5 to 6.1	5.0 to 6.1
Expected term (in years) — officer employees	6.1	2.5 to 6.1
Expected volatility	95.0% to 103.1%	87.7% to 94.6%
Expected dividend yield	—%	—%
Risk-free interest rate	3.93% to 4.47%	3.95% to 4.71%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2025 and 2024:

	June 30,
	2025	2024
Weighted average fair value per ESPP purchase right	$2.83	$4.31
Expected term (in years)	0.5	0.5
Expected volatility	112.3%	74.0%
Expected dividend yield	—%	—%
Risk-free interest rate	4.25%	5.24%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Options	$2,596	$2,485	$4,810	$13,513
RSUs	265	—	357	—
Employee Stock Purchase Plan	55	59	204	172
Total stock-based compensation expense	$2,916	$2,544	$5,371	$13,685

Selling, general & administrative	$2,610	$2,208	$4,865	$13,033
Research & development	270	303	435	588
Cost of goods sold	36	33	71	64
	$2,916	$2,544	$5,371	$13,685

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

As of June 30, 2025 and December 31, 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Benefit for income taxes for the three months ended June 30, 2025 was $3,000 and provision for income taxes for the three months ended June 30, 2024 was $41,000. Benefit for income taxes for the six months ended June 30, 2025 was $8,000 and provision for income taxes for the six months ended June 30, 2024 was $79,000.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including the capitalization of certain R&D costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently evaluating the potential impact of the OBBBA on our consolidated financial statements and related disclosures.

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(14,736)	$(14,029)	$(28,502)	$(36,215)
Denominator:
Weighted average common shares outstanding — basic and diluted	26,071,316	21,628,542	25,974,229	21,430,276
Net loss per share attributable to common stockholders — basic and diluted	$(0.57)	$(0.65)	$(1.10)	$(1.69)

Our potentially dilutive securities, which include stock options, RSUs, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders, as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Six months ended
	June 30,
	2025	2024
Options	6,025,124	5,748,130
RSUs	335,658	—
Warrants	103,349	108,406
	6,464,131	5,856,536

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of June 30, 2025 or December 31, 2024.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.3 million for each of the three months ended June 30, 2025 and 2024. We recorded an expense for matching contributions of $0.6 million for each of the six months ended June 30, 2025 and 2024.

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

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S.	$12,243	$10,673	$23,444	$20,508
Other countries	1,346	1,134	2,493	2,069
	$13,589	$11,807	$25,937	$22,577

As of June 30, 2025 and December 31, 2024, substantially all our long-lived assets were located in the U.S.

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

Our sales and marketing efforts are directed at electrophysiologists, HF specialists, interventional and general cardiologists, and vascular surgeons because they are the primary users of our technology. However, we consider hospitals, where the procedures are performed primarily in an outpatient setting, to be our customers, as they are the purchasing entities of Barostim in the U.S. We intend to continue making significant investments building our U.S. commercial infrastructure by expanding and training our U.S. sales force. We have dedicated significant resources to educate physicians and advanced practice providers who treat HFrEF about the advantages of Barostim and train them on the implant procedure.

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

On October 31, 2022, we entered into the Loan Agreement allowing borrowing, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2025.

As a result of the planned investments to fund our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent Developments

In July 2025, the Centers for Medicare & Medicaid Services (“CMS”) released the 2026 Proposed Medicare Physician Fee Schedule (“MPFS”). This proposed rule includes the new Category I CPT codes for the Barostim implant and follow-up services. The proposal establishes national pricing for the code series used to report procedures associated with Barostim, supporting continued access for Medicare beneficiaries. We expect the transition to Category I will eliminate the automatic denials regularly seen with Category III codes and improve prior authorization predictability to fairly pay physicians for the procedure. The final rule is expected to be issued in the November and take effect January 1, 2026.

Also in July 2025, CMS, as part of the proposed rule for the 2026 Outpatient Prospective Payment System (“OPPS”), proposed to retain the Barostim implant procedure under New Technology Ambulatory Payment Classification (“APC”) 1580, with an associated outpatient payment rate of approximately $45,000. CMS continues to solicit comments on the need for a Level 6 Neurostimulator APC, and we will continue to work with CMS in an effort to create this new classification. The final rule is expected to be issued in November and take effect January 1, 2026.

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

Benefit (provision) for income taxes

Benefit (provision) for income taxes consists primarily of income taxes in foreign jurisdictions in which we conduct business. We maintain a full valuation allowance for deferred tax assets including NOL carryforwards, R&D credits, and other tax credits.

Results of operations

Consolidated results of operations for the three months ended June 30, 2025, compared to the three months ended June 30, 2024

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2025	2024	$	%
Revenue	$13,589	$11,807	$1,782	15%
Cost of goods sold	2,139	1,900	239	13%
Gross profit	11,450	9,907	1,543	16%
Gross margin	84%	84%
Operating expenses:
Research and development	2,469	2,765	(296)	(11)%
Selling, general and administrative	23,357	21,115	2,242	11%
Total operating expenses	25,826	23,880	1,946	8%
Loss from operations	(14,376)	(13,973)	(403)	3%
Interest expense	(1,473)	(959)	(514)	54%
Other income, net	1,110	944	166	18%
Loss before income taxes	(14,739)	(13,988)	(751)	5%
Benefit (provision) for income taxes	3	(41)	44	(107)%
Net loss	$(14,736)	$(14,029)	$(707)	5%

The following table provides revenue by geography:

	Three months ended
	June 30,		Change
(unaudited and in thousands)	2025	2024	$	%
United States	$12,243	$10,673	$1,570	15%
Europe	1,346	1,134	212	19%
Total Revenue	$13,589	$11,807	$1,782	15%

Revenue was $13.6 million for the three months ended June 30, 2025, an increase of $1.8 million, or 15%, over the three months ended June 30, 2024.

Revenue generated in the U.S. was $12.2 million for the three months ended June 30, 2025, an increase of $1.6 million, or 15%, over the three months ended June 30, 2024. HF revenue in the U.S. totaled $12.1 million and $10.5 million for the three months ended June 30, 2025 and 2024, respectively. HF revenue units in the U.S. totaled 387 and 339 for the three months ended June 30, 2025 and 2024, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of June 30, 2025, we had a total of 240 active implanting centers in the U.S., as compared to 189 as of June 30, 2024. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of June 30, 2025, we had a total of 47 sales territories in the U.S. as compared to 42 sales territories as of June 30, 2024.

Revenue generated in Europe was $1.3 million for the three months ended June 30, 2025, a $0.2 million increase, or 19%, compared to the three months ended June 30, 2024. Total revenue units in Europe decreased to 61 for the three months ended June 30, 2025, as compared to 63 in the prior year period. As of June 30, 2025 we had five sales territories in Europe as compared to six sales territories as of June 30, 2024.

Cost of goods sold and gross margin

Cost of goods sold increased $0.2 million, or 13%, to $2.1 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was driven by higher sales of Barostim.

Gross profit was $11.5 million for the three months ended June 30, 2025, an increase of $1.5 million, or 16%, over the three months ended June 30, 2024. Gross margin was 84% for each of the three months ended June 30, 2025 and 2024.

Research and development expenses

R&D expenses decreased $0.3 million, or 11%, to $2.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This change was driven by a $0.3 million decrease in compensation expenses.

Selling, general and administrative expenses

SG&A expenses increased $2.2 million, or 11%, to $23.4 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This change was primarily driven by a $1.4 million increase in compensation expenses, a $0.8 million increase in travel expenses, and a $0.4 million increase in non-cash stock-based compensation expense, partially offset by a $0.5 million decrease in advertising expenses.

Interest expense

Interest expense increased $0.5 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net

Other income, net increased $0.2 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily driven by more interest income on our interest-bearing accounts.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was nominal for each of the three months ended June 30, 2025 and 2024.

Consolidated results of operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2025	2024	$	%
Revenue	$25,937	$22,577	$3,360	15%
Cost of goods sold	4,175	3,515	660	19%
Gross profit	21,762	19,062	2,700	14%
Gross margin	84%	84%
Operating expenses:
Research and development	4,986	5,822	(836)	(14)%
Selling, general and administrative	44,589	49,445	(4,856)	(10)%
Total operating expenses	49,575	55,267	(5,692)	(10)%
Loss from operations	(27,813)	(36,205)	8,392	(23)%
Interest expense	(2,930)	(1,919)	(1,011)	53%
Other income, net	2,233	1,988	245	12%
Loss before income taxes	(28,510)	(36,136)	7,626	(21)%
Benefit (provision) for income taxes	8	(79)	87	(110)%
Net loss	$(28,502)	$(36,215)	$7,713	(21)%

The following table provides revenue by geography:

	Six months ended
	June 30,		Change
(unaudited and in thousands)	2025	2024	$	%
United States	$23,444	$20,508	$2,936	14%
Europe	2,493	2,069	424	20%
Total Revenue	$25,937	$22,577	$3,360	15%

Revenue was $25.9 million for the six months ended June 30, 2025, an increase of $3.4 million, or 15%, over the six months ended June 30, 2024.

Revenue generated in the U.S. was $23.4 million for the six months ended June 30, 2025, an increase of $2.9 million, or 14%, over the six months ended June 30, 2024. HF revenue in the U.S. totaled $23.2 million and $20.3 million for the six months ended June 30, 2025 and 2024, respectively. HF revenue units in the U.S. totaled 740 and 658 for the six months ended June 30, 2025 and 2024, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

Revenue generated in Europe was $2.5 million for the six months ended June 30, 2025, a $0.4 million increase, or 20%, compared to the six months ended June 30, 2024. Total revenue units in Europe increased to 120 for the six months ended June 30, 2025, as compared to 107 in the prior year period.

Cost of goods sold and gross margin

Cost of goods sold increased $0.7 million, or 19%, to $4.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was driven by higher sales of Barostim.

Gross profit was $21.8 million for the six months ended June 30, 2025, an increase of $2.7 million, or 14%, over the six months ended June 30, 2024. Gross margin was 84% for each of the six months ended June 30, 2025 and 2024.

Research and development expenses

R&D expenses decreased $0.8 million, or 14%, to $5.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This change was driven by a $0.4 million decrease in compensation expenses and a $0.3 million decrease in clinical trial expenses.

Selling, general and administrative expenses

SG&A expenses decreased $4.9 million, or 10%, to $44.6 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This change was primarily driven by an $8.2 million decrease in non-cash stock-based compensation expense and a $0.5 million decrease in advertising expenses, partially offset by a $2.9 million increase in compensation expenses and a $1.1 million increase in travel expenses. The modification of stock options held by our former Chief Executive Officer in connection with his retirement in the first quarter of 2024 described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q contributed approximately $8.4 million to the decrease in non-cash stock-based compensation expense.

Interest expense

Interest expense increased $1.0 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net

Other income, net increased $0.2 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily driven by increased interest income on our interest-bearing accounts.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was nominal for each of the six months ended June 30, 2025 and 2024.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2025 and December 31, 2024, we had cash and cash equivalents of $95.0 million and $105.9 million, respectively. For the three months ended June 30, 2025 and 2024, our net losses were $14.7 million and $14.0 million, respectively. For the six months ended June 30, 2025 and 2024, our net losses were $28.5 million and $36.2 million, respectively. Our net cash used in operating activities was $20.7 million for each of the six months ended June 30, 2025 and 2024.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2025.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. In January 2024, we commenced this ATM offering and, during the six months ended June 30, 2025, we issued 543,462 shares of common stock under the program for gross proceeds of $9.5 million. We have remaining capacity to issue and sell up to $6.7 million of additional shares of common stock under this ATM offering.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six months ended
	June 30,
	(unaudited)
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(20,703)	$(20,726)
Investing activities	(217)	(1,272)
Financing activities	10,007	1,834
Effect of currency exchange on cash and cash equivalents	5	(5)
Net change in cash and cash equivalents	$(10,908)	$(20,169)

Cash used in operating activities

Net cash used in operating activities for the six months ended June 30, 2025 was $20.7 million and consisted primarily of a net loss of $28.5 million, partially offset by a non-cash charge of $5.4 million related to stock-based compensation expense, and a change in net operating assets of $1.9 million. Net operating assets consisted primarily of accounts receivable, accrued expenses, accounts payable, inventory and prepaid expenses and other current assets to support the growth of our operations.

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

Cash used in investing activities:

Cash used in investing activities was $0.2 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the six months ended June 30, 2025 was $10.0 million and consisted of $9.2 million related to net proceeds from the issuance of common stock through the ATM offering, $0.4 million related to proceeds from the exercise of common stock options and $0.4 million related to proceeds from the ESPP.

Net cash provided by financing activities for the six months ended June 30, 2024 was $1.8 million and consisted of $0.9 million related to net proceeds from the exercise of common stock options, $0.5 million related to proceeds from the issuance of common stock through the ATM offering, and $0.4 million related to proceeds from the ESPP.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of June 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2025.

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

Credit risk

As of June 30, 2025 and December 31, 2024, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

10.1†	Seventh Amendment to Lease, dated May 20, 2025, by and between the Company and TCI TT, LLC

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.

Date: August 5, 2025

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)