Form 10-Q
period 2025-09-30
CVRx, Inc.
filed 2025-11-06
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 30, 2025, there were 26,210,109 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended September 30, 2025

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$85,124	$105,933
Accounts receivable, net of allowances of $871 and $780, respectively	8,209	9,268
Inventory	11,394	12,107
Prepaid expenses and other current assets	3,163	2,505
Total current assets	107,890	129,813
Property and equipment, net	2,446	2,505
Operating lease right-of-use asset	963	1,069
Other non-current assets	26	27
Total assets	$111,325	$133,414
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,628	$2,582
Accrued expenses	7,590	8,180
Total current liabilities	11,218	10,762
Long-term debt	49,453	49,273
Operating lease liability, non-current portion	730	877
Other long-term liabilities	1,870	1,447
Total liabilities	63,271	62,359
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of September 30, 2025 and December 31, 2024; 26,193,733 and 25,324,684 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	262	253
Additional paid-in capital	626,714	608,354
Accumulated deficit	(578,718)	(537,346)
Accumulated other comprehensive loss	(204)	(206)
Total stockholders’ equity	48,054	71,055
Total liabilities and stockholders’ equity	$111,325	$133,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$14,690	$13,373	$40,627	$35,950
Cost of goods sold	1,937	2,248	6,112	5,763
Gross profit	12,753	11,125	34,515	30,187
Operating expenses:
Research and development	3,146	2,504	8,132	8,326
Selling, general and administrative	21,875	21,632	66,464	71,077
Total operating expenses	25,021	24,136	74,596	79,403
Loss from operations	(12,268)	(13,011)	(40,081)	(49,216)
Interest expense	(1,480)	(958)	(4,410)	(2,877)
Other income, net	875	917	3,108	2,905
Loss before income taxes	(12,873)	(13,052)	(41,383)	(49,188)
Benefit (provision) for income taxes	3	(47)	11	(126)
Net loss	(12,870)	(13,099)	(41,372)	(49,314)
Cumulative translation adjustment	(1)	2	2	(1)
Comprehensive loss	$(12,871)	$(13,097)	$(41,370)	$(49,315)
Net loss per share, basic and diluted	$(0.49)	$(0.57)	$(1.59)	$(2.25)
Weighted-average common shares used to compute net loss per share, basic and diluted	26,168,562	22,783,337	26,039,718	21,884,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of June 30, 2025	26,145,951	$261	$623,724	$(565,848)	$(203)	$57,934
Exercise of stock options	47,782	1	147	—	—	148
Employee stock compensation	—	—	2,888	—	—	2,888
Issuance of common stock	—	—	(45)	—	—	(45)
Net loss for the three months ended September 30, 2025	—	—	—	(12,870)	—	(12,870)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2025	26,193,733	$262	$626,714	$(578,718)	$(204)	$48,054

Balances as of June 30, 2024	21,712,357	$217	$568,837	$(513,596)	$(210)	$55,248
Exercise of stock options	132,526	1	727	—	—	728
Employee stock compensation	—	—	2,680	—	—	2,680
Issuance of common stock	2,358,775	24	19,600	—	—	19,624
Net loss for the three months ended September 30, 2024	—	—	—	(13,099)	—	(13,099)
Cumulative translation adjustment	—	—	—	—	2	2
Balances as of September 30, 2024	24,203,658	$242	$591,844	$(526,695)	$(208)	$65,183

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	253,645	3	594	—	—	597
Proceeds from Employee Stock Purchase Plan	71,942	—	360	—	—	360
Employee stock compensation	—	—	8,259	—	—	8,259
Issuance of common stock	543,462	6	9,147	—	—	9,153
Net loss for the nine months ended September 30, 2025	—	—	—	(41,372)	—	(41,372)
Cumulative translation adjustment	—	—	—	—	2	2
Balances as of September 30, 2025	26,193,733	$262	$626,714	$(578,718)	$(204)	$48,054

Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	298,513	3	1,607	—	—	1,610
Proceeds from Employee Stock Purchase Plan	39,807	—	406	—	—	406
Employee stock compensation	—	—	16,365	—	—	16,365
Issuance of common stock	2,382,139	24	20,146	—	—	20,170
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the nine months ended September 30, 2024	—	—	—	(49,314)	—	(49,314)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2024	24,203,658	$242	$591,844	$(526,695)	$(208)	$65,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(41,372)	$(49,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,259	16,365
Depreciation of property and equipment	571	441
Amortization of deferred financing costs and loan discount	180	142
Changes in operating assets and liabilities:
Accounts receivable	1,059	(1,482)
Inventory	713	(909)
Prepaid expenses and other current assets	(639)	242
Accounts payable	1,046	1,392
Accrued expenses	(229)	1,987
Net cash used in operating activities	(30,412)	(31,136)
Cash flows from investing activities:
Purchase of property and equipment	(512)	(1,309)
Net cash used in investing activities	(512)	(1,309)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	597	1,610
Proceeds from Employee Stock Purchase Plan	360	406
Proceeds from the issuance of common stock	9,153	20,170
Proceeds from debt financing	—	20,000
Debt financing costs	—	(150)
Net cash provided by financing activities	10,110	42,036
Effect of currency exchange on cash and cash equivalents	5	1
Net change in cash and cash equivalents	(20,809)	9,592
Cash and cash equivalents at beginning of period	105,933	90,569
Cash and cash equivalents at end of period	$85,124	$100,161
Supplemental Information:
Cash paid for interest	$3,816	$2,456
Cash paid for income taxes	$—	$—

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of September 30, 2025 and December 31, 2024, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of September 30, 2025 and December 31, 2024, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

3.	Selected balance sheet information

Inventory consists of the following at:

	September 30,	December 31,
(in thousands)	2025	2024
Raw material	$8,123	$6,857
Work-in-process	139	353
Finished goods	3,132	4,897
	$11,394	$12,107

Property and equipment, net consists of the following at:

	September 30,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$512	$512
Lab equipment	3,625	3,144
Computer equipment and software	1,173	994
Leasehold improvements	802	542
Capital equipment in process	312	720
	6,424	5,912
Less: Accumulated depreciation and amortization	3,978	3,407
	$2,446	$2,505

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $194,000 and $169,000 for the three months ended September 30, 2025 and 2024, respectively, and $571,000 and $441,000 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued expenses consist of the following at:

	September 30,	December 31,
(in thousands)	2025	2024
Bonuses	$3,523	$3,621
401(k) match	915	1,106
Paid time off	799	947
Customer rebates	446	592
Accrued interest payable	413	437
Operating lease liability, current portion	342	282
Employee stock purchase plan	288	121
Taxes	131	135
Clinical trial and other professional fees	122	182
Other	611	757
	$7,590	$8,180

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). We had $50.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2025. The Loan Agreement initially requires interest only payments through November 2027, followed by three monthly principal and interest payments, of which a principal payment of $16.7 million is due in December 2027 and two principal payments of $16.7 million each are due in January 2028. A final payment of $2.3 million, equal to 4.5% of the funded amount, is due in January 2028. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50%; plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of September 30, 2025.

In connection with the Loan Agreement, we recorded $1.1 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

September 30,
(in thousands)	2025
2025	$—
2026	—
2027	16,667
2028	33,333
50,000
Less: Unamortized debt costs and discounts	(547)
Long-term debt	$49,453

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

The following table presents the lease balances within the condensed consolidated balance sheets:

	September 30,	December 31,
(in thousands)	2025	2024
Right-of-use assets:
Operating lease right-of-use asset	$963	$1,069
Operating lease liabilities:
Accrued expenses	342	282
Operating lease liability, non-current portion	730	877
Total operating lease liabilities	$1,072	$1,159

Maturities of our lease liability for our operating lease are as follows as of September 30, 2025:

September 30,
(in thousands)	2025
2025	101
2026	410
2027	424
2028	253
Total undiscounted lease payments	1,188
Less: imputed interest	(116)
Present value of lease liability	$1,072

As of September 30, 2025, the remaining lease term was 2.9 years, and the weighted average discount rate was 7.1%. The operating cash outflows from our operating lease were $0.5 million and $0.4 million for the nine months ended September 30, 2025 and 2024.

6.	Stockholders’ equity

Common Stock Warrants

We had common stock warrants exercisable for 102,718 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share outstanding and 103,349 shares of common stock upon conversion at a weighted average exercise price of $12.92 per share outstanding at September 30, 2025 and December 31, 2024, respectively. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for 607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the nine months ended September 30, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the nine months ended September 30, 2025. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025. In connection with the filing of this Quarterly Report on Form 10-Q, we expect to file a new registration statement on Form S-3 to replace our existing registration statement on Form S-3 that is scheduled to expire on November 15, 2025 and subsequently enter into a new sales agreement to permit continued ATM offering activity in the future.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,266,234 shares being reserved for issuance under the 2021 Plan as of January 1, 2025. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be granted under the 2001 Plan following the adoption of the 2021 Plan. As of September 30, 2025, there were 1,407,814 shares available for future issuance under the 2021 Plan.

Stock Options

Options are granted at exercise prices not less than the fair market value of our common stock on the date of grant. Prior to our initial public offering (the “IPO”), the fair market value of our common stock was determined by our Board of Directors, and following our IPO, the fair market value of our common stock is based on the closing price of our common stock on the date of grant.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2024	5,550,419	$11.81	$18,771
Granted	1,020,722	11.62
Cancelled / Forfeited	(371,022)	14.89
Exercised	(253,645)	2.35
Balance as of September 30, 2025	5,946,474	$11.99	$4,213
Options exercisable as of September 30, 2025	3,585,400	$11.09	$3,820

As of September 30, 2025, stock options outstanding included 4,402 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of September 30, 2025, the weighted average remaining contractual life was 6.8 years. For options exercisable as of September 30, 2025, the weighted average remaining contractual life was 5.6 years. As of September 30, 2025, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $20.8 million. As of September 30, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 2.6 years.

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

		Weighted
	Number	Average	Aggregate
	of	Grant Date	Intrinsic
	RSUs	Fair Value	Value
			(in thousands)
Unvested Balance as of December 31, 2024	—	$—	$—
Granted	359,828	12.56
Vested	—	—
Cancelled / Forfeited	(8,190)	12.96
Unvested Balance as of September 30, 2025	351,638	$12.55	$2,838

The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. No RSUs were vested as of September 30, 2025. As of September 30, 2025, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $3.8 million. As of September 30, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 3.4 years.

Employee Stock Purchase Plan

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 253,246 shares being reserved for issuance under the ESPP as of January 1, 2025. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the nine months ended September 30, 2025, 71,942 shares of common stock were purchased under the ESPP for $0.4 million of employee contributions. As of September 30, 2025, there were 814,111 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Weighted average fair value of options granted	$9.21	$10.31
Expected term (in years) — non-officer employees	5.5 to 6.1	5.0 to 6.1
Expected term (in years) — officer employees	6.1	2.5 to 6.1
Expected volatility	95.0% to 103.1%	87.7% to 98.6%
Expected dividend yield	—%	—%
Risk-free interest rate	3.92% to 4.47%	3.67% to 4.71%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2025 and 2024:

	September 30,
	2025	2024
Weighted average fair value per ESPP purchase right	$5.05	$7.60
Expected term (in years)	0.5	0.5
Expected volatility	112.3% to 133.4%	74.0% to 96.9%
Expected dividend yield	—%	—%
Risk-free interest rate	4.25% to 4.29%	5.24% to 5.37%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Options	$2,459	$2,550	$7,269	$16,063
RSUs	159	—	363	—
Employee Stock Purchase Plan	270	130	627	302
Total stock-based compensation expense	$2,888	$2,680	$8,259	$16,365

Selling, general & administrative	$2,534	$2,379	$7,399	$15,412
Research & development	306	267	741	855
Cost of goods sold	48	34	119	98
	$2,888	$2,680	$8,259	$16,365

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

As of September 30, 2025 and December 31, 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Benefit for income taxes for the three months ended September 30, 2025 was $3,000 and provision for income taxes for the three months ended September 30, 2024 was $47,000. Benefit for income taxes for the nine months ended September 30, 2025 was $11,000 and provision for income taxes for the nine months ended September 30, 2024 was $126,000.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(12,870)	$(13,099)	$(41,372)	$(49,314)
Denominator:
Weighted average common shares outstanding — basic and diluted	26,168,562	22,783,337	26,039,718	21,884,588
Net loss per share attributable to common stockholders — basic and diluted	$(0.49)	$(0.57)	$(1.59)	$(2.25)

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

	Nine months ended
	September 30,
	2025	2024
Options	5,946,474	5,846,377
RSUs	351,638	—
Warrants	102,718	103,349
	6,400,830	5,949,726

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of September 30, 2025 or December 31, 2024.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.3 million for each of the three months ended September 30, 2025 and 2024. We recorded an expense for matching contributions of $0.9 million for each of the nine months ended September 30, 2025 and 2024.

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

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S.	$13,493	$12,300	$36,937	$32,808
Other countries	1,197	1,073	3,690	3,142
	$14,690	$13,373	$40,627	$35,950

As of September 30, 2025 and December 31, 2024, substantially all our long-lived assets were located in the U.S.

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

On October 31, 2022, we entered into the Loan Agreement allowing borrowing, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2025.

As a result of the planned investments to fund our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent Developments

In October 2025, the Centers for Medicare & Medicaid Services (“CMS”) released the final 2026 Medicare Physician Fee Schedule (“MPFS”). This final rule includes the new Category I CPT codes for the Barostim implant and follow-up services. The rule establishes national pricing for the code series used to report procedures associated with Barostim, supporting continued access for Medicare beneficiaries. We expect the transition to Category I will eliminate the automatic denials regularly seen with Category III codes and improve prior authorization predictability to fairly pay physicians for the procedure. The final rule will take effect January 1, 2026.

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

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors, consultants, equipment and software to support our development, facilities, and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

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

Results of operations

Consolidated results of operations for the three months ended September 30, 2025, compared to the three months ended September 30, 2024

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2025	2024	$	%
Revenue	$14,690	$13,373	$1,317	10%
Cost of goods sold	1,937	2,248	(311)	(14)%
Gross profit	12,753	11,125	1,628	15%
Gross margin	87%	83%
Operating expenses:
Research and development	3,146	2,504	642	26%
Selling, general and administrative	21,875	21,632	243	1%
Total operating expenses	25,021	24,136	885	4%
Loss from operations	(12,268)	(13,011)	743	(6)%
Interest expense	(1,480)	(958)	(522)	54%
Other income, net	875	917	(42)	(5)%
Loss before income taxes	(12,873)	(13,052)	179	(1)%
Benefit (provision) for income taxes	3	(47)	50	(106)%
Net loss	$(12,870)	$(13,099)	$229	(2)%

The following table provides revenue by geography:

	Three months ended
	September 30,		Change
(unaudited and in thousands)	2025	2024	$	%
United States	$13,493	$12,300	$1,193	10%
Europe	1,197	1,073	124	12%
Total Revenue	$14,690	$13,373	$1,317	10%

Revenue was $14.7 million for the three months ended September 30, 2025, an increase of $1.3 million, or 10%, over the three months ended September 30, 2024.

Revenue generated in the U.S. was $13.5 million for the three months ended September 30, 2025, an increase of $1.2 million, or 10%, over the three months ended September 30, 2024. Revenue units in the U.S. totaled 420 and 394 for the three months ended September 30, 2025 and 2024, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of September 30, 2025, we had a total of 250 active implanting centers in the U.S., as compared to 208 as of September 30, 2024. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of September 30, 2025, we had a total of 50 sales territories in the U.S. as compared to 45 sales territories as of September 30, 2024.

Revenue generated in Europe was $1.2 million for the three months ended September 30, 2025, a $0.1 million increase, or 12%, compared to the three months ended September 30, 2024. Total revenue units in Europe decreased to 50 for the three months ended September 30, 2025, as compared to 56 in the prior year period. As of September 30, 2025 we had five sales territories in Europe, as compared to six sales territories as of September 30, 2024.

Cost of goods sold and gross margin

Cost of goods sold decreased $0.3 million, or 14%, to $1.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.

Gross profit was $12.8 million for the three months ended September 30, 2025, an increase of $1.6 million, or 15%, over the three months ended September 30, 2024. Gross margin increased to 87% for the three months ended September 30, 2025, compared to 83% for the three months ended September 30, 2024. Gross margin for the three months ended September 30, 2025 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.

Research and development expenses

R&D expenses increased $0.6 million, or 26%, to $3.1 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This change was driven by a $0.5 million increase in compensation expenses and a $0.2 million increase in consulting expenses, partially offset by a $0.2 million decrease in clinical trial expenses.

Selling, general and administrative expenses

SG&A expenses increased $0.2 million, or 1%, to $21.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This change was primarily driven by a $0.2 million increase in consulting expenses, a $0.2 million increase in travel expenses, and a $0.2 million increase in non-cash stock-based compensation expense, partially offset by a $0.2 million decrease in advertising expenses and a $0.2 million decrease in compensation expenses.

Interest expense

Interest expense increased $0.5 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net

Other income, net was $0.9 million for each of the three months ended September 30, 2025 and 2024. These balances consisted of interest income on our interest-bearing accounts.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was nominal for each of the three months ended September 30, 2025 and 2024.

Consolidated results of operations for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2025	2024	$	%
Revenue	$40,627	$35,950	$4,677	13%
Cost of goods sold	6,112	5,763	349	6%
Gross profit	34,515	30,187	4,328	14%
Gross margin	85%	84%
Operating expenses:
Research and development	8,132	8,326	(194)	(2)%
Selling, general and administrative	66,464	71,077	(4,613)	(6)%
Total operating expenses	74,596	79,403	(4,807)	(6)%
Loss from operations	(40,081)	(49,216)	9,135	(19)%
Interest expense	(4,410)	(2,877)	(1,533)	53%
Other income, net	3,108	2,905	203	7%
Loss before income taxes	(41,383)	(49,188)	7,805	(16)%
Benefit (provision) for income taxes	11	(126)	137	(109)%
Net loss	$(41,372)	$(49,314)	$7,942	(16)%

The following table provides revenue by geography:

	Nine months ended
	September 30,		Change
(unaudited and in thousands)	2025	2024	$	%
United States	$36,937	$32,808	$4,129	13%
Europe	3,690	3,142	548	17%
Total Revenue	$40,627	$35,950	$4,677	13%

Revenue was $40.6 million for the nine months ended September 30, 2025, an increase of $4.7 million, or 13%, over the nine months ended September 30, 2024.

Revenue generated in the U.S. was $36.9 million for the nine months ended September 30, 2025, an increase of $4.1 million, or 13%, over the nine months ended September 30, 2024. Revenue units in the U.S. totaled 1,170 and 1,062 for the nine months ended September 30, 2025 and 2024, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

Revenue generated in Europe was $3.7 million for the nine months ended September 30, 2025, a $0.5 million increase, or 17%, compared to the nine months ended September 30, 2024. Total revenue units in Europe increased to 170 for the nine months ended September 30, 2025, as compared to 163 in the prior year period.

Cost of goods sold and gross margin

Cost of goods sold increased $0.3 million, or 6%, to $6.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was driven by higher sales of Barostim, partially offset by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.

Gross profit was $34.5 million for the nine months ended September 30, 2025, an increase of $4.3 million, or 14%, over the nine months ended September 30, 2024. Gross margin increased to 85% for the nine months ended September 30, 2025, compared to 84% for the nine months ended September 30, 2024. Gross margin for the nine months ended September 30, 2025 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.

Research and development expenses

R&D expenses decreased $0.2 million, or 2%, to $8.1 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This change was driven by a $0.4 million decrease in clinical trial expenses, partially offset by a $0.1 million increase in compensation expenses and a $0.1 million increase in consulting expenses.

Selling, general and administrative expenses

SG&A expenses decreased $4.6 million, or 6%, to $66.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This change was primarily driven by an $8.0 million decrease in non-cash stock-based compensation expense and a $0.7 million decrease in advertising expenses, partially offset by a $2.7 million increase in cash compensation expenses and a $1.3 million increase in travel expenses. The modification of stock options held by our former Chief Executive Officer in connection with his retirement in the first quarter of 2024 described in Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q contributed approximately $8.4 million to the decrease in non-cash stock-based compensation expense.

Interest expense

Interest expense increased $1.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net

Other income, net increased $0.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily driven by increased interest income on our interest-bearing accounts.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was nominal for each of the nine months ended September 30, 2025 and 2024.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2025 and December 31, 2024, we had cash and cash equivalents of $85.1 million and $105.9 million, respectively. For the three months ended September 30, 2025 and 2024, our net losses were $12.9 million and $13.1 million, respectively. For the nine months ended September 30, 2025 and 2024, our net losses were $41.4 million and $49.3 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2025 and 2024 was $30.4 million and $31.1 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we were allowed to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2025.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an “at-the-market” (“ATM”) offering, to or through the agent. In January 2024, we commenced this ATM offering and, during the nine months ended September 30, 2025, we issued 543,462 shares of common stock under the program for gross proceeds of $9.5 million. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025. In connection with the filing of this Quarterly Report on Form 10-Q, we expect to file a new registration statement on Form S-3 to replace our existing registration statement on Form S-3 that is scheduled to expire on November 15, 2025 and subsequently enter into a new sales agreement to permit continued ATM offering activity in the future.

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

We believe that our existing cash resources together with cash from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next two years when principal payments start coming due in November 2027 under our existing Innovatus Loan Agreement. If these sources are insufficient to satisfy our liquidity requirements, or provide funding to execute or accelerate our growth strategies, however, we may seek to sell additional equity or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine months ended
	September 30,
	(unaudited)
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(30,412)	$(31,136)
Investing activities	(512)	(1,309)
Financing activities	10,110	42,036
Effect of currency exchange on cash and cash equivalents	5	1
Net change in cash and cash equivalents	$(20,809)	$9,592

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 30, 2025 was $30.4 million and consisted primarily of a net loss of $41.4 million, partially offset by a non-cash charge of $8.3 million related to stock-based compensation expense, and a change in net operating assets of $2.0 million. Net operating assets consisted primarily of accounts receivable, accounts payable, inventory, prepaid expenses and other current assets, and accrued expenses to support the growth of our operations.

Net cash used in operating activities for the nine months ended September 30, 2024 was $31.1 million and consisted primarily of a net loss of $49.3 million, partially offset by a non-cash charge of $16.4 million related to stock-based compensation expense and a change in net operating assets of $1.2 million. Net operating assets consisted primarily of accounts receivable, inventory, prepaid expenses and other current assets, accounts payable, and accrued expenses to support the growth of our operations.

Cash used in investing activities:

Cash used in investing activities was $0.5 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the nine months ended September 30, 2025 was $10.1 million and consisted of $9.2 million related to net proceeds from the issuance of common stock through the ATM offering, $0.6 million related to proceeds from the exercise of common stock options and $0.4 million related to proceeds from the ESPP.

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

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of September 30, 2025, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2025.

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

Foreign currency exchange rate risk

Portions of our revenue and operating expenses that are incurred outside the U.S. are denominated in foreign currencies and subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Additionally, fluctuations in foreign currency exchange rates may cause us to recognize transaction gains and losses in our condensed consolidated statements of operations and comprehensive loss. To date, realized gains and losses from foreign currency transactions have not been material to our condensed consolidated financial statements, and we have not engaged in any foreign currency hedging transactions. As our international operations grow, we will continue to reassess our approach to managing the risks relating to fluctuations in currency rates.

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

Credit risk

As of September 30, 2025 and December 31, 2024, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Regulations in the EU were updated to require compliance to Regulation (EU) 2017/745 on Medical Devices (“MDR”). Additional amendments to the regulation have delayed required implementation dates to December 31, 2027. Compliance with the new regulation required extensive updates to the quality system and device technical file documentation to new requirements. Updates were made and annual Notified Body inspections assessing compliance of the quality system to the MDR have been ongoing since 2020. An application was made for Barostim to comply with the general safety and performance requirements of the EU MDR. Final approval and certificates of compliance for both the technical file and quality system were issued on April 9, 2025. We are required to continue to submit updates for any substantial changes to the design, manufacturing or quality system for assessment against the MDR requirements. Annual audits by the Notified Body are required to verify that we continue to meet the MDR requirements. The current integrated platform technology, Barostim, is approved under the MDR. Barostim Legacy is not approved under MDR, but can still be sold under the Active Implantable Medical Device Directive approval through 2027. Failing to continue to comply with applicable foreign regulatory requirements, including those administered by authorities of the EEA countries, could result in enforcement actions against us, including refusal, suspension, or withdrawal of our CE Certificates of Conformity by our Notified Body (the National Standards Authority of Ireland), which could impair our ability to market products in the EEA in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 6, 2025

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)