Form 10-K
period 2025-12-31
CVRx, Inc.
filed 2026-02-13
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Global Select Market on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $112.4 million.

As of February 6, 2026, there were 26,311,607 shares of the registrant’s common stock, par value $0.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

●	we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
●	our principal stockholders, management and directors (one of whom is affiliated with one of our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
●	we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity, and results of operations;
●	we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
●	we must continue to demonstrate to physicians and patients the merits of Barostim;

●	if third-party payers do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
●	our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than Barostim, our business will be adversely impacted;
●	if we fail to receive access to hospitals, our sales may decrease;
●	we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations, and ongoing supply chain disruptions, which could harm our business;
●	manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
●	our clinical studies may not produce results necessary to support regulatory clearance or approval, and could produce negative or inconclusive results;
●	a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business;
●	we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
●	we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
●	if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
●	we will continue to obtain long-term clinical data regarding the safety and effectiveness of our products, which could impact future adoption and regulatory approvals.

PART I

Item 1. Business

Overview

CVRx is a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Barostim is the first medical technology approved by the U.S. Food and Drug Administration (the “FDA”) that uses neuromodulation to improve the symptoms of patients with heart failure (“HF”). Barostim is an implantable device that delivers electrical pulses to baroreceptors located in the wall of the carotid artery to counteract decreased baroreceptor signaling, which creates an imbalance in the brain’s Autonomic Nervous System (“ANS”) resulting in excess neurohormones that drive HF progression. Barostim provides Baroreflex Activation Therapy (“BAT,” or “Barostim Therapy”), which links the cardiovascular system to the ANS. This therapy complements the pharmaceutical neurohormonal blockade, or Guideline Directed Medical Therapy (“GDMT”), by increasing the signaling of the baroreceptors, thereby, reducing symptoms of HF. Barostim received the FDA Breakthrough Device designation and is FDA-approved for use in HF patients in the U.S. We estimate our total market opportunity using both prevalence and incidence epidemiologic models in which prevalence reflects the total number of individuals indicated for therapy at a given time, while incidence captures the annual occurrence of new cases meeting the indication. Based on these distinct models, we estimate that our prevalence-based market opportunity for HFrEF is $10.5 billion in the U.S. Using an incidence-based model, we estimate an annual market opportunity of $2.4 billion in the U.S.

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

We are currently focused on the treatment of patients with HF with reduced Ejection Fraction (“HFrEF”), which represent approximately 31% of the patients with HF. In HFrEF, the left ventricle loses its ability to contract properly, resulting in insufficient power to pump and push the necessary quantities of blood into circulation. Approximately 75% of HFrEF patients die within five years of being admitted to the hospital for HFrEF. Patients with HFrEF are typically placed on a treatment progression plan during which they are initially given GDMT to help manage symptoms, and then progress to more invasive and costly treatment options involving other implantable devices with the most severe patients often requiring Left Ventricular Assist Devices (“LVADs”) or heart transplants. These other implantable devices mostly target different HFrEF patient populations, may require an invasive procedure that places hardware directly inside the heart, and are not designed to address the imbalance of the ANS that causes the disease. We believe there is a significant need and market opportunity for a safe, effective, and minimally invasive device-based treatment option for HFrEF.

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

In summary, the primary safety endpoint in the pre-market phase was previously met and subsequently confirmed in the post-market phase. In the pre-market phase, all effectiveness endpoints were previously met, demonstrating 6-month improvements in 6MHW, quality of life, NYHA Class and NT-proBNP (defined below). The post-market phase effectiveness primary endpoint of CV mortality and HF hospitalization was not met. Additional post-market phase effectiveness analyses (Win Ratio, freedom from all-cause mortality) suggested a favorable effect of Barostim Therapy. The totality of the 6, 12 and 24-month data demonstrated symptomatic improvements for HF patients who are NYHA Class III or Class II (who had a recent history of Class III) despite treatment with guideline-directed therapies and who have a LVEF ≤ 35% and a NT-proBNP<1,600 pg/mL.

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

We have developed a significant clinical data set that demonstrates the safety, effectiveness, patient adherence, and durable benefits of Barostim Therapy. Our BeAT-HF pivotal trial, which was a multi-center, prospective, randomized, controlled trial, met the primary safety and effectiveness endpoints and demonstrated meaningful improvement in the quality of life, both physically and emotionally, for patients suffering from HFrEF. These results led to FDA Premarket Approval (“PMA”) of Barostim in August 2019 on an accelerated basis of only four months from the submission of the clinical trial report.

The BeAT-HF pivotal trial continued enrolling patients in the post-market stage of the trial in order to gather and evaluate additional, long-term data. In December 2023, the FDA approved expanded labeling for Barostim based on the BeAT-HF trial data, resulting in simplification and clarification of the indications for use, as well as inclusion of the primary endpoint results, the 6, 12 and 24 month symptomatic data, the Win Ratio and the all-cause mortality data in the “Clinical Summary” discussion included in Barostim’s indications for use. We currently believe, using a prevalence-based epidemiologic model, our market opportunity in the U.S. is an estimated $10.5 billion, or 339,000 patients.

We continue to develop and expand upon our significant body of published clinical evidence that supports the meaningful benefits of Barostim Therapy. We are investigating the benefits of Barostim in an expanded population of patients with HF with mildly Reduced Ejection Fraction (“HFmrEF”) and HFrEF with NT-proBNP < 5,000 pg/mL in a large, multi-center, randomized controlled trial. If successful, we believe that our market opportunity in the U.S. could increase to an estimated $30.5 billion or 983,000 patients using a prevalence-based epidemiologic model. We are also analyzing data from U.S. and European Union (“EU”) patient registries and other real world evidence (“RWE”) datasets, in order to evaluate and assess a comprehensive view of outcomes from HFrEF patients who have been implanted with Barostim. We are continuing to invest in investigator-sponsored studies, driven by the strong interest of independent clinicians seeking to further validate the mechanisms underlying the device’s benefits.

We primarily sell Barostim to hospitals through a direct sales organization in the U.S. and Germany and through distributors in Austria, Spain, and other European countries. Our global sales and marketing team engages in sales efforts and promotional activities focused on HF specialists, interventional cardiologists, general cardiologists, advanced practice providers (“APPs”), electrophysiologists (“EPs”), vascular surgeons, and cardiothoracic surgeons. We are prioritizing our sales and marketing efforts on high volume cardiology centers that are strategically located and on educating and training physicians. We support all aspects of the patient journey, which includes initial diagnosis, surgical support, and patient follow-up. We also highlight our compelling clinical benefits and value proposition to build awareness and adoption among physicians through targeted key opinion leader (“KOL”) development, referral network education and direct-to-consumer marketing. We utilize direct communication channels to inform and educate patients about Barostim Therapy and utilize a qualification process to aid in the identification of the appropriate patients for our therapy. In the U.S., Barostim is reimbursed by the Centers for Medicare and Medicaid Services (“CMS”) across all regions. We assist with reimbursement approvals, if required. We plan to continue actively expanding our direct sales force and commercial organization in the U.S., which is where we expect to focus most of our sales and marketing efforts in the near-term.

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

We generated revenue of $56.7 million, a gross margin of 85% and a net loss of $53.3 million for the year ended December 31, 2025, compared to revenue of $51.3 million, a gross margin of 84% and a net loss of $60.0 million for the year ended December 31, 2024. Our accumulated deficit as of December 31, 2025 and 2024, was $590.7 million and $537.3 million, respectively.

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

These two systems are strongly influenced by baroreceptors that are located in carotid artery walls. The baroreceptors regulate the baroreflex, which is one of the mechanisms of the ANS that helps to maintain blood pressure at nearly constant levels (i.e., homeostasis). Baroreceptors provide beat-by-beat regulation of the body’s circulatory system by sending electrical signals to the brain.

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

Despite currently available pharmaceutical and device-based treatments, HF remains underpenetrated and imposes significant direct and indirect costs on the healthcare system through patient care, morbidity, unpaid care costs, premature mortality and lost productivity. National U.S. statistics indicate there are approximately 1.1 million HF hospital discharges every year, and annual costs are expected to reach $70 billion by 2030.

Barostim’s market opportunity

In late 2025, we revised our market opportunity and now estimate that our prevalence-based market opportunity for HFrEF is $10.5 billion, or 339,000 patients, in the U.S.

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

Barostim

Barostim consists of two implantable components: an IPG and a stimulation lead. The image below depicts the relative location and size of Barostim under the patient’s skin:

Implantable pulse generator

The current IPG contains the electronics and battery in a hermetic enclosure, has an average service life of five to six years and includes a battery that does not require any recharging. The IPG provides control and delivery of electrical pulses to baroreceptors located in the wall of the carotid artery through the stimulation lead. Nominal dimensions for the current IPG are 68 millimeters in height, 50 millimeters in width, and 14 millimeters in depth.

Stimulation lead

The stimulation lead is attached via six suture points to the exterior wall of the carotid artery and is connected to the current IPG. This allows the stimulation lead to carry the electrical pulses from the IPG to the baroreceptors located in the wall of the carotid artery. The stimulation lead is 40 centimeter long and terminates with a two-millimeter electrode.

Ancillary surgical accessories

In addition to the IPG and stimulation lead, we provide physicians with single-use surgical tools, including the port plug, torque wrench, and implant tool, all of which were designed to facilitate the implantation of Barostim.

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

Implantation

Barostim is implanted during a short, minimally invasive procedure that is typically performed on an outpatient basis by a vascular surgeon or a cardiothoracic surgeon. The procedure has two steps. During the first step, a small incision is made on the right side of the neck to expose the carotid sinus. The physician uses the implant tool to hold the lead electrode in contact with the outside wall of the carotid artery while the lead is temporarily connected to the IPG to verify the location of the electrode. After the electrode is sutured in place, the second step begins by making a small incision below the right clavicle where a pocket is created under the skin to hold the IPG. The main body of the stimulation lead is tunneled under the skin, but over the clavicle, from the neck to the pocket. The lead connector is inserted and secured into the IPG header. Lastly, the IPG is placed in the pocket and a few stiches are used to close each incision.

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

We established a U.S. patient registry and are collecting RWE to evaluate and assess real world patient outcomes from patients who have been implanted with Barostim in commercial settings. Investment in clinical evidence continues to be one of our core strategies, and we intend to continue to develop and expand upon a significant body of published clinical evidence that supports the safety and effectiveness of Barostim Therapy. Clinicians using Barostim often identify key insights and propose single- or multi-center studies to explore its physiological mechanisms in indicated patients. We actively invest in scientifically rigorous protocols to advance these initiatives, aligning with our strategy to build a comprehensive evidence base.

Pivotal phase III study: BENEFIT-HF

Overview

In November 2025, the Food and Drug Administration granted an investigational device exemption (“IDE”) study designed as a prospective, multi-center, randomized controlled trial to evaluate the Barostim device’s impact on all-cause mortality and heart failure decompensation events in an expanded population of HF patients.

In January 2026, we initiated the trial, supported by CMS Category B IDE coverage. We expect to begin enrolling the trial across approximately 150 centers in the first half of 2026 and complete enrollment within five years. The trial provides for a two-year follow-up period, resulting in the expected conclusion of the trial in five to seven years. We expect net trial costs of $20 million to $30 million spread over the period of the trial. A successful outcome could expand Barostim’s total addressable prevalence-based U.S. market from approximately 339,000 patients to approximately 983,000 patients, representing a sales market opportunity from $10.5 billion to $30.5 billion.

Design summary

•	Prospective, randomized, controlled trial at up to 200 centers in the U.S. and Germany, randomizing 2,500 patients with two-year follow-up.
•	2:1 randomization to Barostim implantation or control group receiving only guideline-directed medical and device therapies.
•	Eligibility: NYHA Class II or III symptoms, LVEF <50%, and NT-proBNP levels of 400 to <5,000 pg/mL, despite optimal medical and device therapies.

•	Primary efficacy endpoint: Composite of all-cause death, LVAD implantation, heart transplant, and HF events requiring emergency department visits or hospitalization.
•	Secondary endpoints: Improvements in MLWHF, 6-MHW test, days alive and out of hospital through 24 months, NT-proBNP changes at 12 months, and all-cause mortality through 24 months.
•	Supplemental endpoint: LVEF changes at 6, 12, and 24 months.
•	Safety assessment: MANCE within 180 days post-implantation.

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

In summary, the primary safety endpoint in the pre-market phase was previously met and confirmed in the post-market phase. In the pre-market phase, all effectiveness endpoints were previously met, demonstrating 6-month improvements in 6MHW, quality of life, NYHA Class and NT-proBNP. The post-market phase effectiveness primary endpoint of CV mortality and HF hospitalization was not met. Additional post-market phase effectiveness analyses (Win Ratio and freedom from all-cause mortality) suggested a favorable effect of Barostim Therapy. The totality of the 6, 12 and 24-month data demonstrated symptomatic improvements for HF patients who are NYHA Class III or Class II (who had a recent history of Class III) despite treatment with guideline-directed therapies and who have a LVEF ≤ 35% and a NT-proBNP < 1,600 pg/mL.

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
•	Exercise capacity (measured by the standardized 6MHW distance test): BAT resulted in a 60-meter increase in the distance patients in the Barostim group were able to walk on a flat, hard surface in a six-minute period relative to that of patients in the control group (p < 0.001; 95% CI: 40 to 80 meters). According to the medical community, the 6MHW is an index of a patient’s ability to perform daily activities; an improvement of 25 meters or more is considered to be clinically meaningful to HFrEF patients.
•	Functional status (determined by NYHA classification): BAT demonstrated that 65% of patients in the Barostim group improved at least one NYHA class (p < 0.001; 95% CI: 22% to 46%) as compared to only 31% in the control group, and 13% of patients in the Barostim group improved two NYHA classes as compared to only 2% in the control group.
•	NT-proBNP (serum biomarker used as indicator of severity of HF): BAT resulted in a 25% greater reduction (improvement) in NT-proBNP for patients in the Barostim group relative to that of patients in the control group (p=0.004; 95% CI = -38% to -9%). According to independent research that took place in a large multicenter pharmaceutical clinical trial, a 10% change in NT-proBNP is associated with a change in the subsequent risk of CV mortality and HF hospitalization.

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

Other clinical trial

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

Barostim has FDA approval to improve symptoms of HFrEF in the U.S. and Medical Device Regulation (“MDR”) approval for the treatment of HFrEF and resistant hypertension in Europe. Additionally, the EU approved an amendment to the MDR (as defined below) which allows qualifying AIMDD CE certificates to be accepted through December of 2027. We have already met the qualifications identified within this amendment to allow continued distribution of Barostim through this time. We market our therapy in the U.S. to hospitals and clinics where EPs, HF specialists, interventional and general cardiologists and vascular surgeons treat patients with HFrEF.

We primarily sell Barostim to hospitals through a direct sales organization in the U.S. and Germany, and through distributors in Austria, Spain, and other European countries. Our global sales and marketing team engages in sales efforts and promotional activities focused on HF specialists, interventional and general cardiologists, APPs, EPs, vascular surgeons, and cardiothoracic surgeons. We are continuing to actively expand our direct sales force and commercial organization in the U.S.

Our direct sales representatives, which we refer to as Territory Managers, generally have substantial and applicable medical device experience, specifically in the cardiovascular space, and market our products directly to the approximately 800 HF specialists, 20,000 general cardiologists and 2,500 EPs in the U.S. We support all aspects of the patient journey, which includes initial diagnosis, surgical support, and patient follow-up. Our Territory Managers are focused on prioritizing high volume cardiology centers that are strategically located and on educating and training physicians who have strong connectivity to the HFrEF patient population that may be eligible for our therapy. We also employ Field Clinical Specialists who generally have experience in medical device clinical support. Our Field Clinical Specialists work to ensure that every procedure is done correctly by educating the implanting physicians, including vascular surgeons and cardiothoracic surgeons, about the technical aspects of Barostim and the implantation procedure.

Similar to our direct sales team, our marketing team has a significant amount of relevant expertise and a strong track record of success in the medical device industry. Our marketing organization is focused on building physician and APP awareness through targeted KOL development, referral network education and direct-to-consumer marketing.

In terms of patient education, we utilize direct communication channels to inform patients about Barostim Therapy and to enable them to connect with sites that offer Barostim. Our primary method of patient outreach is through digital marketing. We use a qualification process to aid in the identification of the appropriate patients for our therapy. The objective of this outreach is to inform potential patients about our education webinars and website, where they can find a wealth of information on HFrEF and the purpose, benefits, and risks of Barostim Therapy, based on our approved labeling.

In addition to driving broad awareness and increasing physician and patient education, our team has developed the in-house resources necessary to support physicians and patients in obtaining prior authorization approval for Barostim procedures.

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

Third-party payers generally require physicians and hospitals to identify the service for which they are seeking reimbursement by using CPT codes. CPT codes are created and maintained by the American Medical Association. Prior to 2026, the implantation of Barostim was described by CPT code 0266T, a Category III code. Hospitals were able to use this code to submit for a system implant. CPT code 0268T was used to submit for an IPG replacement procedure, and CPT codes 0272T and 0273T were used for interrogation and programming of the IPG, respectively.

Effective January 2026, implantation of Barostim is described by CPT code 64654, a Category I code. CPT code 64655 is used to submit for an IPG replacement procedure, and CPT codes 93145 and 93146 are used for interrogation and programming of the IPG, respectively.

Medicare provides reimbursement to hospitals using Barostim under the hospital outpatient prospective system (“OPPS”), which provides bundled amounts generally intended to reimburse a hospital for all facility costs related to procedures performed in its outpatient setting. On January 1, 2024, the Barostim implant procedure was reassigned to New Technology APC 1580, which currently has an average payment amount of approximately $45,000. The IPG replacement will continue to be assigned to Level 5 Neurostimulator payment APC 5465, which currently has an average payment amount of approximately $31,500. Reimbursement rates from commercial payers for procedures performed in the outpatient setting vary depending on a variety of factors.

Medicare provides reimbursement to hospitals using Barostim under the hospital inpatient prospective system (“IPPS”), which provides bundled amounts generally intended to reimburse a hospital for all facility costs related to procedures performed in its inpatient setting. On October 1, 2024, the Barostim implant procedure was reassigned to MS-DRG 276, which currently has an average payment amount of approximately $44,000. Reimbursement rates from commercial payers for procedures performed in the inpatient setting vary depending on a variety of factors.

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

Reimbursement outside of the United States

Outside the U.S., reimbursement levels vary by country and within some countries, by region. We are currently selling Barostim in Germany, where the German Institute of Medical Documentation and Information supports various codes for reimbursement coverage. OPS code 5-059.c6 covers the implantation and OPS code 5-059.d6 covers the replacement of a device stimulating the peripheral nervous system by activating the baroreceptors. This OPS code is combined with G-DRG ICD I50.13 to cover reimbursement of Barostim for the treatment of HFrEF. It can also be combined with G-DRG ICD I10.10 to cover reimbursement of Barostim for the treatment of hypertension. These DRG codes for both indications are combined with ZE code ZE2025-86 to cover the cost of the device. Barostim also is eligible for reimbursement in certain other European countries, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

For both the years ended December 31, 2025 and 2024, we incurred research and development expenses of $11.1 million.

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

Intellectual property

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2025, we owned 41 issued U.S. patents and had 18 pending U.S. patent applications. Outside of the U.S., we owned 45 issued foreign patents in multiple countries and had seven pending applications. Our trademark portfolio focuses on nine trademarks in the U.S. and multiple other countries. Our patents cover aspects of our integrated platform technology, Barostim, including baroreflex methods, stimulus regimes, mapping methods, electrode designs, disease treatments, closed loop control, burst intervals, connection structures and baroreceptor locations, as well as future product concepts. The term of individual patents depends on the law of the countries in which they are granted. In most countries, including the U.S., the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. There is no active patent litigation involving any of our patents, and we have not received any notices of patent infringement.

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

Manufacturing and supply

We manage all aspects of manufacturing operations and product supply of Barostim, which include final assembly, testing and packaging of our IPG and stimulation lead, at our 35,183 square foot headquarters in Minneapolis, Minnesota. With minimal capital investment, our existing operations are capable of producing 5,000 IPGs and 5,000 stimulation leads per shift per year, and our manufacturing line was designed to be expandable and scalable in the future.

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

FDA pre-market clearance and approval requirements

Unless an exemption applies, each medical device commercially distributed in the U.S. requires either FDA clearance of a 510(k) premarket notification, HDE, or PMA approval. Under the FDCA, medical devices are classified as Class I, Class II, Class III, depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness. In addition, a novel device with no predicate may be classified through the FDA’s De Novo classification process. Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (“QSR”), facility registration and product listing, reporting of adverse medical events and truthful and non-misleading labeling, advertising and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries, and FDA guidance documents. While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices must submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. De Novo is a medical device with no predicate or premarket device for comparing substantial equivalence which is subject to the 510(k) premarket notification. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Under the 510(k) process, the manufacturer must submit to the FDA a premarket notification demonstrating that the device is “substantially equivalent” to either a device that was legally marketed prior to May 28, 1976, the date upon which the Medical Device Amendments of 1976 were enacted, or another commercially available device that was cleared through the 510(k) process.

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

Clinical trials

Clinical trials are usually required to support a PMA and are sometimes required to support an HDE, 510(k) or De Novo submission. All clinical investigations of investigational devices to determine safety and effectiveness must be conducted in accordance with the FDA’s IDE, regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must be approved prior to commencing human clinical trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a subject and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or otherwise presents a potential for serious risk to a subject. An IDE application must be supported by appropriate data showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

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

EU Legislation: medical devices regulation

The regulatory framework governing medical devices in the EEA underwent a major change on April 5, 2017, when the European Parliament passed the MDR (Regulation (EU) 2017/745). The MDR repealed and replaced the EU Medical Devices Directive (Council Directive 93/42/EEC — “MDD” or Council Directive 90/385/EEC).

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

We received MDR approval for Barostim on April 9, 2025, which included the 9020 Programmer. Additionally, the European Commission extended qualifying AIMDD CE certificates, including ours, through December 31, 2027. This extension was driven by delays in notified body reviews and approvals across the medical device industry as well as the fact that a substantial number of CE Mark certificates were continuing to expire during this unpredictable and extended transition period to MDR. We will continue to supply applicable AIMDD legacy devices until December 2027.

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

Non-compliance

If we fail to comply with applicable EU, UK and Swiss regulatory requirements, we may be subject to, among other things, fines, product recalls, seizure of products, operating restrictions, enforcement actions by competent authorities or Notified Bodies, and criminal prosecution. Failure to comply with EU, UK or Swiss regulatory requirements could prevent us from developing, manufacturing and later selling the products in the respective region.

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

Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation, or the maximum amount as adjusted for inflation under federal law, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal civil False Claims Act. Violations can also result in criminal penalties, including criminal fines of up to $100,000, or such higher amounts as may be provided by law, and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. Liability under the federal Anti-Kickback Statute may also arise because of the intentions or actions of the parties with whom we do business. While we are not aware of any such intentions or actions, we have only limited knowledge regarding the intentions or actions underlying those arrangements. Conduct and business arrangements that do not fully satisfy one of these safe harbor provisions may result in increased scrutiny by government enforcement authorities. The majority of states also have anti-kickback laws that establish similar prohibitions and, in some cases, may apply more broadly to items or services covered by any third-party payer, including commercial insurers and self-pay patients.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The federal civil False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the federal civil False Claims Act.

In addition, private parties may initiate “qui tam” whistleblower lawsuits against any person or entity under the federal civil False Claims Act in the name of the government and share in the proceeds of the lawsuit. Penalties for federal civil False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government and, most critically, may provide the basis for exclusion from the federally funded healthcare program. On May 20, 2009, the Fraud Enforcement Recovery Act of 2009 (“FERA”), was enacted, which modifies and clarifies certain provisions of the federal civil False Claims Act. In part, FERA amends the federal civil False Claims Act such that penalties may now apply to any person, including an organization that does not contract directly with the government, who knowingly makes, uses or causes to be made or used, a false record or statement material to a false or fraudulent claim paid in part by the federal government. The government may further prosecute conduct constituting a false claim under the federal criminal False Claims Act. The federal criminal False Claims Act prohibits the making or presenting of a claim to the government knowing such claim to be false, fictitious, or fraudulent and, unlike the federal civil False Claims Act, requires proof of intent to submit a false claim. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties ranging from $14,308 to $28,629 (as adjusted for inflation) for each false claim, plus treble damages, and exclude the entity from participation in Medicare, Medicaid, and other federal healthcare programs.

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

Many foreign countries have similar laws relating to healthcare fraud and abuse. Foreign laws and regulations may vary greatly from country to country and may carry civil, criminal, or administrative penalties for non-compliance. For example, the advertising and promotion of our products is subject to EU Directives concerning misleading and comparative advertising and unfair commercial practices, as well as other EEA member state legislation governing the advertising and promotion of medical devices. These laws may limit or restrict the advertising and promotion of our products to the general public and may impose limitations on our promotional activities with healthcare professionals. Also, many U.S. states have similar fraud and abuse statutes or regulations that may be broader in scope and may apply regardless of payer, in addition to items and services reimbursed under Medicaid and other state programs.

Additionally, there has been a recent trend of increased foreign, federal, and state regulation of payments and transfers of value provided to healthcare professionals or entities. The federal Physician Payments Sunshine Act imposes annual reporting requirements on certain drug, biologics, medical supplies and device manufacturers for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program for payments and other transfers of value provided by them, directly or indirectly, to physicians (including physician family members), certain other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. A manufacturer’s failure to submit timely, accurately, and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to $14,067 per failure up to an aggregate of $211,008 per year (or up to an aggregate of $1.406 million per year for “knowing failures”), as adjusted for inflation. Manufacturers must submit reports by the 90th day of each calendar year. Certain foreign countries and U.S. states also mandate implementation of commercial compliance programs, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities.

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

The implementation of the Affordable Care Act in the U.S., for example, has changed healthcare financing and delivery by both governmental and private insurers substantially, and affected medical device manufacturers significantly. The Affordable Care Act provided incentives to programs that increase the federal government’s comparative effectiveness research and implemented payment system reforms, including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality, and efficiency of certain healthcare services through bundled payment models. Additionally, the Affordable Care Act has expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research. There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional amendments in the future. Moreover, the Trump Administration and the U.S. Congress may take further action regarding the Affordable Care Act. In 2017, the Tax Cuts and Jobs Acts was enacted, which, among other things, removed penalties for not complying with the individual mandate to carry health insurance, effective in 2019.

In addition, other legislative changes have been adopted since the Affordable Care Act. For example, the Budget Control Act of 2011, among other things, included reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect through 2032 unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

As of December 31, 2025, we had 223 employees worldwide, all of which were employed on a full-time basis. None of our employees is subject to a collective bargaining agreement or represented by a trade or labor union. We consider our relationship with our employees to be good.

Our mission

Our mission is to team with clinicians to advance innovative device therapies that modulate the ANS to meaningfully improve the lives of people with chronic disease. We envision Barostim becoming a standard of care for the treatment of HF, accessible to all who would benefit. In seeking to accomplish our mission, we rely on our values, which are central to our human capital management policies and practices. These values are:

•	Patient Focused — We put patients at the center of every decision: We are guided by our commitment to improving patient outcomes by delivering uncompromising quality in all we do.
•	Integrity — We do what’s right, not what’s easy: We lead with honesty, transparency, and ethical actions that build trust.
•	Collaboration — Together, we achieve more: We build meaningful partnerships with clinicians, patients, and each other by sharing knowledge, supporting one another, and recognizing our diverse strengths.

•	Accountability — We take ownership of results: We align our actions with our shared vision and deliver on our commitments.
•	Innovation — We pioneer impactful solutions: We continuously innovate technologies and solutions to improve patient outcomes and expand access to our therapies.

• Resilience —  We rise to every challenge: We persevere through obstacles and turn challenges into opportunities as we advance our mission.

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

We have experienced significant net losses since our inception and we expect to continue to incur losses for the foreseeable future. We incurred net losses of $53.3 million and $60.0 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, our accumulated deficit was $590.7 million and $537.3 million, respectively. We expect to continue to incur significant sales and marketing, research and development, regulatory, and other expenses as we grow our U.S. commercial sales force and expand our marketing efforts to increase adoption of Barostim, add new features to Barostim, obtain regulatory clearances or approvals for our planned or future products and conduct clinical trials on our existing and planned or future products.

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

We are conducting and may need to conduct additional clinical studies in the future to support approval for new indications. Clinical testing takes many years, is expensive and carries uncertain outcomes. The initiation and completion of studies may be prevented, delayed, or halted for numerous reasons, including, but not limited to, the following: the FDA, IRBs, ethics committees, EU competent authorities, or other regulatory authorities do not approve a clinical study protocol, force us to modify a previously approved protocol, or place a clinical study on hold;

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

Clinical trials can fail at any stage. Our clinical studies may produce negative or inconclusive results and we may decide, or regulators may require us, to conduct additional clinical or non-clinical studies in addition to those we have in progress or planned. In addition, if the FDA determines for any reason, including safety or their risk-benefit analysis, that the results of a trial are negative, the FDA may decide to modify or revoke our existing approval or such data may impact the adoption of Barostim. Moreover, a negative perception of clinical results for one indication for use could impact the use of Barostim for other FDA approved and clinically supported indications for use.

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

Transitions in executive leadership can adversely affect relationships with our customers, suppliers, and employees, make it difficult to attract and retain talent, and disrupt execution of our strategy, sales growth, and our efforts to enhance our operations. Additionally, such transitions can require significant payments to recruit and attract qualified employees to join our company and may involve severance payments to certain departing employees. Changes in key management positions may temporarily affect our financial performance and results of operations as the new management becomes familiar with our business and establishes their team dynamic. For example, in February 2024, we appointed a new Chief Executive Officer who replaced our prior Chief Executive Officer, who had been in the role for 17 years. We experienced some disruption within the sales organization at the time of the Chief Executive Officer transition, which led to decreased productivity and higher salesforce turnover, as well as the termination of employment of our Senior Vice President of U.S. Sales. Since the beginning of the second quarter of fiscal 2024, we have hired new leaders for sales, medical affairs, clinical, reimbursement and human resources. Accordingly, our future financial performance will depend on our ability to attract, motivate, integrate, and retain our senior management and employees, and effectively manage this period of transition under our new leadership.

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

We rely on information technology and telephone networks and systems, including the Internet, to process and transmit sensitive electronic information and to manage or support a variety of business processes and activities, including sales, billing, marketing, procurement, and supply chain, manufacturing, and distribution. We use enterprise information technology systems to record, process and summarize financial information and results of operations for internal reporting purposes and to comply with regulatory, financial reporting, legal and tax requirements. Our information technology systems, some of which are managed by third parties, have been and may in the future be susceptible to damage, disruptions or shutdowns due to computer viruses, attacks by computer hackers, failures during the process of upgrading or replacing software, databases, or components thereof, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. For example, we and third parties who manage our systems have been threatened by, among others, phishing, social engineering attacks (such as direct voice contact and any technology or communication mechanism to contact a person), account takeovers, introductions of malware, attempts at electronic break-ins, and the submission of fraudulent payment requests. The number of threats and events has increased substantially every year, which is expected to continue. As a result of these types of attempts, both we and our vendors have experienced information security, cybersecurity, and data privacy incidents from time to time, none of which have had a material impact on our business. We maintain cybersecurity liability insurance; however, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our information systems. Accordingly, if our systems suffer severe damage, disruption or shutdown and we are unable to effectively resolve the issues in a timely manner, our business and operating results may suffer. In addition, we may also be involved in lawsuits in connection with the past or future interruptions or breaches of our information systems. Even if such lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages which could have a negative impact on our business and operating results.

If important assumptions about the potential market for our product are inaccurate, or if we have failed to understand what people with HF are seeking in a treatment, we may not be able to increase our revenue or achieve profitability.

Our business strategy was developed based on a number of important assumptions about the HF market in general, any one or more of which may prove to be inaccurate. For example, we believe that the benefits of Barostim as compared to other common HF devices will continue to drive growth in the market for Barostim. Despite our review of studies reporting on the trends of HF incidence in the U.S., the actual incidence of HF and the actual demand for our product or competitive products could differ materially from our expectations. In addition, our current strategy of focusing exclusively on patients with HFrEF who are looking for an improvement in the symptoms associated with HFrEF may limit our ability to increase sales or achieve profitability, especially if there are any significant clinical breakthroughs or product or drug introductions that significantly delay or reduce the need for heart disease therapy. Moreover, a percentage of our indicated patients may be ineligible to undergo a Barostim procedure if they have certain co-morbidities or other disqualifying factors as determined by their physicians.

Our estimates of the total market opportunity for Barostim are based on a number of internal and third-party estimates, including, without limitation, the number of patients with HFrEF and the assumed prices at which we can sell our device. While we believe our assumptions and the data underlying our estimates are reasonable, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our estimates of total market opportunity for Barostim on both a prevalence and annual incidence basis may prove to be incorrect. If the actual number of patients who would benefit from our product, the price at which we can sell our product, or the total market opportunity for our product is smaller than we have estimated, it may impair our sales growth and have an adverse impact on our business.

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

Medicare reimbursement levels are important to increasing adoption of Barostim and establishing Barostim as the standard of care because nearly two-thirds of the target patient population for Barostim is over the age of 65. On January 1, 2024, Barostim was reassigned to New Technology APC 1580, which carries an average payment amount of $45,000. The APC payment of approximately $45,000 will continue in 2026, as published in the 2026 OPPS ﬁnal rule. In August 2024, CMS reassigned the Barostim implant procedure for the inpatient setting as part of the IPPS final rule, which took effect on October 1, 2024. On that date, Barostim was reassigned to MS-DRG 276, which carries a national average payment of approximately $44,000, a significant increase from the previous payment range of $17,000-$23,000. Additionally, the American Medical Association's CPT Editorial Panel approved new Category I codes for Barostim therapy that took effect January 1, 2026.

Any future decline in the amount Medicare is willing to reimburse our customers for procedures using Barostim could make it difficult for new customers to adopt Barostim and could create additional pricing pressure for us, which could adversely affect our ability to invest in and grow our business, or establish Barostim as the standard of care. Additionally, any declines in physician payments could make it difficult to promote the adoption of Barostim. From time to time, physicians and hospitals have in the past experienced, and others may experience, denials in Medicare and commercial reimbursement, which have delayed or may delay their willingness to schedule additional Barostim procedures.

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

The constant growth and development of technology, including the increased use of Artificial Intelligence (“AI”), present risks and challenges to our operations and the use of our products that could give rise to legal or regulatory action, damage our reputation or otherwise materially harm of our business.

Emerging technology is a consistent subject of new laws or regulations and evolving interpretations and applications of laws and regulations. If we fail to comply with these laws, we may be subject to penalties, fines or criminal or civil liability. The development and use of AI, including generative AI and machine learning, present new risks and challenges that, if incorporated into our business, can impact our operations or the use of our products, including if used by our third-party business associates. While we aim to use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed, incomplete, biased, or inaccurate. If AI technologies fail to operate as anticipated or not perform as specified, including any biases or errors in the outputs of AI, patient care may be affected, legal claims may be asserted against us and our reputation may be harmed. Rapidly evolving international and domestic AI regulations, including the EU Artificial Intelligence Act and emerging U.S. state laws, may impose additional compliance obligations, limit our ability to deploy certain AI models, and expose us to enforcement actions or litigation if we fail to comply. Emerging regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business. Additionally, if we fail to keep pace with various AI technological developments, our competitive position and business results may be negatively impacted.

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

Our operations have consumed substantial amounts of cash since inception, and we anticipate our expenses will increase as we continue to build our commercial sales force in the U.S., investigate the potential use of Barostim for the treatment of other HF conditions, continue to grow our business and operate as a public company. We believe that our growth will depend, in part, on our ability to fund our commercialization and research and development efforts. We believe that our existing cash, cash equivalents, short-term investments and revenue will be sufficient to meet our capital requirements and fund our operations for at least the next two years. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. As a result, we may need to seek additional funds in the future. If we are unable to raise funds on favorable terms, or at all, we may not be able to support our commercialization efforts or increase our research and development activities and the growth of our business may be negatively impacted. As a result, we may be unable to compete effectively. For the fiscal years ended December 31, 2025 and 2024, net cash used in operating activities was $40.2 million and $39.1 million, respectively. Our cash requirements in the future may be significantly different from our current estimates and depend on many factors, including, among others:

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

We have generated and expect to continue to generate significant federal and state net operating loss (“NOLs”) and tax credit carryforwards. As of December 31, 2025, we had federal and state NOL carryforwards of approximately $483.7 million and $9.7 million, respectively. The federal NOLs began expiring in 2021 and state NOLs began expiring in 2020. As of December 31, 2025, we had federal and state tax credit carryforwards of approximately $10.3 million and $1.9 million, respectively. The federal and state tax credit carryforwards began expiring in 2021 and begin expiring in 2028, respectively. These NOL and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the legislation enacted on December 22, 2017 commonly referred to as the “Tax Cuts and Jobs Act,” as modified by the Coronavirus Aid, Relief, and Economic Security Act, federal NOLs incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs incurred in taxable years beginning after December 31, 2020 is limited.

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

We are subject to income and/or non-income taxes in the U.S., Switzerland, Germany, France, and the Netherlands, as well as the tax laws and regulations related to such matters. Tax accounting and compliance often involves complex issues, and judgment and interpretation is required in determining our provision for income taxes and other tax liabilities as well as the application of tax laws and regulations. In that respect, many jurisdictions have detailed transfer pricing rules, which require that all transactions with related parties be priced using arm’s length pricing principles within the meaning of such rules. The application of such transfer pricing rules, as well as of withholding taxes, goods and services taxes, sales taxes and other taxes is not always clear, and we may be subject to tax audits relating to such rules or taxes.

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

Barostim has been indicated for the improvement of symptoms of HFrEF by the FDA and the treatment of HFrEF and hypertension in the EEA. We may only promote or market Barostim for its specifically approved indications as described on the approved label. We train our marketing and sales force against promoting our products for uses outside of the approved indications for use, known as “off-label uses.” We cannot, however, prevent a physician from using our product off-label when, in the physician’s independent professional medical judgment, he or she deems appropriate. There may be increased risk of injury to patients if physicians attempt to use our product off-label. Furthermore, the use of our product for indications other than those approved by the applicable regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Further, the advertising and promotion of our products is subject to the MDR, specifically Article 7, concerning misleading and comparative advertising as well as Directive 2005/29/EC on unfair commercial practices. Additionally, individual EEA member state legislation governs the advertising and promotion of medical devices and may restrict or impose limitations on our ability to advertise our products directly to the general public. Voluntary EU and national codes of conduct (such as MedTech Europe) provide guidelines on advertising to the public and impose limitations on promotional activities and interactions with healthcare professionals.

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

Under the FDA medical device reporting regulations, medical device manufacturers are required to submit information to the FDA when they receive a report or become aware that a device has or may have caused or contributed to a death or serious injury or has or may have a malfunction that would likely cause or contribute to death or serious injury if the malfunction were to recur. All manufacturers placing medical devices on the market in the EEA are legally bound to report incidents involving devices they produce or sell to the regulatory agency, or competent authority, in whose jurisdiction the incident occurred. Under the MDR, an incident is defined as any malfunction or deterioration in the characteristics and/or performance of a device, including use-errors or inadequacies in labeling or instructions for use. A serious incident is further defined as any incident that, directly or indirectly, led or might have led to the death of a patient, user, or other person, to a serious deterioration in their state of health, or to a serious public health threat. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA or European regulators could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device approval, seizure of our products or delay in clearance or approval of future products.

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

Changes in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payers for Barostim and any future products and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition, and results of operations.

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

The MDR is designed to:

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

This regulation has not yet had a material effect on the way we conduct our business in the EEA. However, it is possible the regulation and guidance for compliance will change in the future, and we cannot be certain that future changes will not have an adverse effect on our business operations.

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

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or be more volatile. We may take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. Accordingly, we expect to lose our status as an emerging growth company on December 31, 2026.

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

Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. If we fail to develop and maintain effective internal control over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We have designed and implemented and expect to continue to refine the internal control over financial reporting required to comply with this obligation, which process will be time-consuming, costly, and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, if we are unable to assert that our internal control over financial reporting is effective, or, when required in the future, if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or if our internal control over financial reporting is perceived as inadequate or we are unable to produce timely or accurate financial statements, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline and we could become subject to investigations or removal by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our principal stockholders, management, and directors (one of whom is affiliated with one of our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37% of our outstanding voting stock. One of our non-employee directors is also affiliated with one of our principal stockholders. Therefore, if they act together, these stockholders will have the ability to influence us through this ownership position and matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control of the Company, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

Holders

As of February 6, 2026, there were approximately 53 holders of record of our common stock. This number does not include stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a commercial-stage medical device company focused on developing, manufacturing, and commercializing innovative and minimally invasive neuromodulation solutions for patients with cardiovascular disease. Our proprietary platform technology, Barostim, is designed to leverage the power of the brain and nervous system to address the imbalance of the Autonomic Nervous System, which causes HFrEF and other cardiovascular diseases. Our second-generation product, Barostim, is the first and only commercially available neuromodulation device indicated to improve symptoms for patients with HFrEF. Barostim provides BAT by sending imperceptible and persistent electrical pulses to baroreceptors located in the wall of the carotid artery to signal the brain to modulate cardiovascular function. Barostim is currently indicated by the FDA for patients who are NYHA Class III or II (who had a recent history of Class III) despite treatment with guideline-directed medical therapies (medications and devices), have a LVEF ≤ 35% and a NT-proBNP < 1,600 pg/mL and is CE Marked for HFrEF and resistant hypertension.

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

Our sales and marketing efforts are directed at EPs, HF specialists, interventional and general cardiologists, and vascular surgeons because they are the primary users of our technology. However, we consider hospitals, where the procedures are performed primarily in an outpatient setting, to be our customers, as they are the purchasing entities of Barostim in the U.S. We intend to continue making significant investments building our U.S. commercial infrastructure by expanding and training our U.S. sales force. We have dedicated significant resources to educate physicians and APPs who treat HFrEF about the advantages of Barostim and train them on the implant procedure.

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

On October 31, 2022, we entered into the Loan Agreement allowing borrowing subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On January 9, 2026, we entered into an amendment (the “Amendment”) to our existing Loan Agreement. Pursuant to the Amendment, the terms loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones. We had $50.0 million in outstanding principal amount of Term Loans under the Loan Agreement at December 31, 2025 and, on the closing date of the Amendment, we borrowed an additional $10.0 million. As a result of the planned investments and to fund our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

In October 2025, the CMS released the final 2026 Medicare Physician Fee Schedule. This final rule includes the new Category I CPT codes for the Barostim implant and follow-up services. The rule establishes national pricing for the code series used to report procedures associated with Barostim, supporting continued access for Medicare beneficiaries. We expect the transition to Category I will eliminate the automatic denials regularly seen with Category III codes and improve prior authorization predictability to fairly pay physicians for the procedure. The final rule took effect January 1, 2026.

In November 2025, the FDA granted an IDE study designed as a prospective, multi-center, randomized controlled trial to evaluate the Barostim device’s impact on all-cause mortality and HF decompensation events in an expanded population of HF patients. In January 2026, we initiated the trial, supported by CMS Category B IDE coverage. We expect to begin enrolling the trial across approximately 150 centers in the first half of

2026 and complete enrollment within five years. The trial provides for a two-year follow-up period, resulting in the expected conclusion of the trial in five to seven years.

On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the terms loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. On the closing date, we borrowed an additional $10.0 million under the Loan Agreement.

On January 12, 2026, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an “at-the-market” (“ATM”) offering, to or through the agent.

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

We calculate gross margin as revenue less cost of goods sold divided by revenue. Our gross margin has been and will continue to be affected by a variety of factors, but is primarily driven by the ASP of our product, the percentage of products sold that include a full system (i.e., an IPG and a stimulation lead), as compared to individual IPG sales, and the allocated manufacturing overhead. Although we sell the majority of our devices directly to hospitals, the impact of the average selling price on gross margin is driven by the percentage of products we sold to distributors as compared to those sold directly to hospitals, as our average selling price is typically higher on products we sell directly. The full system sales typically have a lower gross margin as they include the cost of an IPG and a stimulation lead whereas individual IPG sales only include the cost of an IPG. The manufacturing overhead costs of Barostim are directly aligned to our production volume and therefore the cost per product is reduced if production levels increase. While we expect our gross margin to be positively affected over time to the extent we are successful in selling more product through our direct sales force and by increasing our production volumes, it will likely fluctuate from period to period as we continue to introduce new or modified products and adopt new manufacturing processes and technologies.

Research and development expenses

Research and development (“R&D”) expenses consist primarily of personnel costs, including salaries, bonuses, employee benefits and stock-based compensation expenses for our R&D employees. R&D expenses also include costs associated with product design efforts, development prototypes, testing, clinical trial programs and regulatory activities, contractors, consultants, equipment, and software to support our development, facilities, and information technology. We expense R&D costs as they are incurred. We expect R&D expenses to increase in absolute dollars as we continue to develop enhancements to Barostim. Our R&D expenses may fluctuate from period to period due to the timing and extent of our product development and clinical trial expenses.

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

Results of operations

Consolidated results of operations for the year ended December 31, 2025, compared to the year ended December 31, 2024

	Year ended
	December 31,		Change
(in thousands)	2025	2024	$	%
Revenue	$56,651	$51,292	$5,359	10%
Cost of goods sold	8,311	8,334	(23)	(0)%
Gross profit	48,340	42,958	5,382	13%
Gross margin	85%	84%
Operating Expenses:
Research and development	11,132	11,131	1	0%
Selling, general and administrative	88,473	91,317	(2,844)	(3)%
Total operating expenses	99,605	102,448	(2,843)	(3)%
Loss from operations	(51,265)	(59,490)	8,225	(14)%
Interest expense	(5,827)	(4,397)	(1,430)	33%
Other income, net	3,768	3,977	(209)	(5)%
Loss before income taxes	(53,324)	(59,910)	6,586	(11)%
Benefit (provision) for income taxes	18	(55)	73	(133)%
Net loss	$(53,306)	$(59,965)	$6,659	(11)%

Revenue

	Revenue by Geography
	Year ended
	December 31,		Change
(in thousands)	2025	2024	$	%
United States	$51,883	$47,167	$4,716	10%
Europe	4,768	4,125	643	16%
Total Revenue	$56,651	$51,292	$5,359	10%

Revenue was $56.7 million for the year ended December 31, 2025, an increase of $5.4 million, or 10%, over the year ended December 31, 2024.

Revenue generated in the U.S. was $51.9 million for the year ended December 31, 2025, an increase of $4.7 million, or 10%, over the year ended December 31, 2024. Revenue units in the U.S. totaled 1,648 and 1,522 for the years ended December 31, 2025 and 2024, respectively. The increase was primarily driven by continued growth as a result of the expansion into new sales territories and new accounts, as well as increased physician and patient awareness of Barostim.

As of December 31, 2025, we had a total of 252 active implanting centers in the U.S., as compared to 223 as of December 31, 2024. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of December 31, 2025, we had 53 sales territories in the U.S. as compared to 48 sales territories as of December 31, 2024.

Revenue generated in Europe was $4.8 million for the year ended December 31, 2025, an increase of $0.6 million, or 16%, over the year ended December 31, 2024. Total revenue units in Europe increased to 219 for the year ended December 31, 2025, from 204 for the prior year. As of December 31, 2025 and December 31, 2024, we had five sales territories in Europe.

Cost of goods sold and gross margin

Cost of goods sold decreased $23,000 to $8.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.

Gross profit was $48.3 million for the year ended December 31, 2025, an increase of $5.4 million, or 13%, over the year ended December 31, 2024. Gross margin increased to 85% for the year ended December 31, 2025 compared to 84% for the year ended December 31, 2024. Gross margin for the year ended December 31, 2025 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.

Research and development expenses

R&D expenses were $11.1 million for the years ended December 31, 2025 and December 31, 2024, respectively. R&D expense for the year ended December 31, 2025 included a $0.4 million increase in compensation expenses, mainly as a result of increased headcount, offset by a $0.5 million decrease in clinical study expenses.

Selling, general and administrative expenses

SG&A expenses decreased $2.8 million, or 3%, to $88.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This change was driven by a $7.9 million decrease in non-cash stock-based compensation expense, a $0.2 million decrease in insurance expenses, and a $0.2 million decrease in bad debt expense, partially offset by a $4.0 million increase in compensation expenses, mainly as a result of increased headcount and a $1.5 million increase in travel expenses. Approximately $8.4 million of the decrease in non-cash stock-based compensation expense is related to the modification of stock options held by our former Chief Executive Officer in connection with his retirement in the first quarter of 2024 described in Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Interest expense

Interest expense increased $1.4 million to $5.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was driven by the interest expense on borrowings under the Term Loan Agreement with Innovatus Capital Partners.

Other income, net

Other income, net was $3.8 million for the year ended December 31, 2025, compared to $4.0 million for the year ended December 31, 2024. This decrease was primarily driven by less interest income on our interest-bearing accounts.

Provision for income taxes

Provision for income taxes was nominal for the years ended December 31, 2025 and 2024.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of December 31, 2025 and 2024, we had cash and cash equivalents of $75.7 million and $105.9 million, respectively. For the years ended December 31, 2025 and 2024, our net losses were $53.3 million and $60.0 million, respectively. Our net cash used in operating activities for the years ended December 31, 2025 and 2024 was $40.2 million and $39.1 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we may borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the terms loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones. On the closing date, we borrowed an additional $10.0 million under the Loan Agreement. We had $50.0 million in outstanding Term Loans under the Loan Agreement at December 31, 2025.

On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an ATM offering, to or through the agent. In January 2024, we commenced this ATM offering and issued 3,251,198 shares of common stock for gross proceeds of $33.8 million under the ATM offering during the year ended December 31, 2024. We issued 543,462 shares of common stock for gross proceeds of $9.5 million during the year ended December 31, 2025. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025. On January 12, 2026, we entered into a Sale Agreement with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent.

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

We believe that our existing cash resources together with cash from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for at least the next two years. If these sources are insufficient to satisfy our liquidity requirements, or provide funding to execute or accelerate our growth strategies, however, we may seek to sell additional equity or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Additional financing may not be available at all or may only be available in amounts or on terms that we do not deem to be favorable. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to delay the commercialization and marketing of Barostim.

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Year ended
	December 31
(in thousands)	2025	2024
Net cash (used in) provided by:
Operating activities	$(40,170)	$(39,144)
Investing activities	(580)	(1,361)
Financing activities	10,520	55,870
Effect of currency exchange on cash and cash equivalents	5	(1)
Net change in cash and cash equivalents	$(30,225)	$15,364

Cash used in operating activities

Net cash used in operating activities for the year ended December 31, 2025 was $40.2 million and consisted primarily of a net loss of $53.3 million, partially offset by $11.1 million from non-cash stock-based compensation expense, an increase in net operating assets of $1.0 million, $0.8 million from the depreciation of property and equipment, $0.2 million from amortization of deferred financing costs and loan discount, and $0.1 million from the disposal of equipment. Net operating assets consisted primarily of accrued expenses, accounts receivable, accounts payable, prepaid expenses and other current assets, and inventory to support the growth of our operations.

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

Cash used in investing activities:

Cash used in investing activities was $0.6 million and $1.4 million for the years ended December 31, 2025 and 2024, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the year ended December 31, 2025 was $10.5 million and consisted of $9.0 million related to proceeds from the issuance of common stock through the ATM offering, $0.8 million related to proceeds from the exercise of common stock options, and $0.8 million related to proceeds from the Employee Stock Purchase Plan (“ESPP”).

Net cash provided by financing activities for the year ended December 31, 2024 was $55.9 million and consisted of $32.5 million related to proceeds from the issuance of common stock through the ATM offering, $20.0 million related to proceeds under the Loan Agreement, $2.7 million related to proceeds from the exercise of common stock options, and $0.8 million related to proceeds from the ESPP, partially offset by $0.2 million related to debt financing costs.

Indebtedness

On October 31, 2022, we entered into the Loan Agreement with Innovatus, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans. Initially, the term loans advanced pursuant to the Loan Agreement (collectively, the “Term Loans”) bore interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50%; plus (b) 2.65%. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the Terms Loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and now bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 6.75% plus (b) 2.65%, which margin will decrease to 2.00% after we achieve a positive adjusted EBITDA for two consecutive quarters. We had $50.0 million in outstanding Term Loans under the Loan Agreement as of December 31, 2025. On the closing date of the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We have the option to draw an additional (i) $15 million between June 1, 2027 and December 31, 2027 upon achieving trailing 6-month revenue of $37.5 million and market capitalization greater than $190 million, and (ii) $25 million between March 1, 2028 and September 30, 2028 upon achieving trailing 6-month revenue of $47.5 million and market capitalization greater than $300 million.

The Loan Agreement initially required interest only payments through November 2027, followed by three monthly principal and interest payments, of which a principal payment of $16.7 million was due in December 2027 and two principal payments of $16.7 million each were due in January 2028. Subsequent to the Amendment, the Loan Agreement requires interest only payments through January 2030, subject to a further one-year extension upon our achievement of certain milestones, followed by 16 monthly principal and interest payments, of which a principal payment of $3.8 million is due in each of these months. A final payment of $2.7 million, equal to 4.5% of the borrowed principal, is due in May 2031. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period, which will be suspended when trailing 12-month revenue exceeds $100 million. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions.

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

Credit risk

As of December 31, 2025 and 2024, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

CVRx, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of CVRx, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Minneapolis, Minnesota

February 13, 2026

CVRx, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$75,708	$105,933
Accounts receivable, net of allowances of $871 and $780, respectively	10,665	9,268
Inventory	12,205	12,107
Prepaid expenses and other current assets	3,069	2,505
Total current assets	101,647	129,813
Property and equipment, net	2,243	2,505
Operating lease right-of-use asset	878	1,069
Other non-current assets	26	27
Total assets	$104,794	$133,414
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,833	$2,582
Accrued expenses	9,484	8,180
Total current liabilities	13,317	10,762
Long-term debt	49,514	49,273
Operating lease liability, non-current portion	638	877
Other long-term liabilities	2,001	1,447
Total liabilities	65,470	62,359
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of December 31, 2025 and 2024; 26,311,607 and 25,324,684 shares issued and outstanding as of December 31, 2025 and 2024, respectively	263	253
Additional paid-in capital	629,916	608,354
Accumulated deficit	(590,652)	(537,346)
Accumulated other comprehensive loss	(203)	(206)
Total stockholders’ equity	39,324	71,055
Total liabilities and stockholders’ equity	$104,794	$133,414

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Year ended
	December 31,
	2025	2024
Revenue	$56,651	$51,292
Cost of goods sold	8,311	8,334
Gross profit	48,340	42,958
Operating expenses:
Research and development	11,132	11,131
Selling, general and administrative	88,473	91,317
Total operating expenses	99,605	102,448
Loss from operations	(51,265)	(59,490)
Interest expense	(5,827)	(4,397)
Other income, net	3,768	3,977
Loss before income taxes	(53,324)	(59,910)
Benefit (provision) for income taxes	18	(55)
Net loss	(53,306)	(59,965)
Cumulative translation adjustment	2	1
Comprehensive loss	$(53,304)	$(59,964)
Net loss per share, basic and diluted	$(2.04)	$(2.65)
Weighted-average common shares used to compute net loss per share, basic and diluted	26,084,709	22,596,229

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2023	20,879,199	$209	$553,326	$(477,381)	$(207)	$75,947
Exercise of stock options	510,669	5	2,693	—	—	2,698
Proceeds from Employee Stock Purchase Plan	79,618	1	802	—	—	803
Employee stock compensation	—	—	19,050	—	—	19,050
Issuance of common stock, net of costs	3,251,198	32	32,489	—	—	32,521
Issuance of common stock upon net exercise of common warrants	604,000	6	(6)	—	—	—
Net loss for the year ended December 31, 2024	—	—	—	(59,965)	—	(59,965)
Cumulative translation adjustment	—	—	—	—	1	1
Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	294,804	3	790	—	—	793
Proceeds from Employee Stock Purchase Plan	148,657	1	752	—	—	753
Employee stock compensation	—	—	11,052	—	—	11,052
Issuance of common stock, net of costs	543,462	6	8,968	—	—	8,974
Net loss for the year ended December 31, 2025	—	—	—	(53,306)	—	(53,306)
Cumulative translation adjustment	—	—	—	—	3	3
Balances as of December 31, 2025	26,311,607	$263	$629,916	$(590,652)	$(203)	$39,324

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Year ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,306)	$(59,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	11,052	19,050
Depreciation of property and equipment	756	619
Loss on disposal of equipment	86	—
Amortization of deferred financing costs and loan discount	241	203
Changes in operating assets and liabilities:
Accounts receivable	(1,397)	(1,717)
Inventory	(98)	(1,124)
Prepaid expenses and other current assets	(543)	531
Accounts payable	1,251	698
Accrued expenses	1,788	2,561
Net cash used in operating activities	(40,170)	(39,144)
Cash flows from investing activities:
Purchase of property and equipment	(580)	(1,361)
Net cash used in investing activities	(580)	(1,361)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	793	2,698
Proceeds from Employee Stock Purchase Plan	753	803
Proceeds from the issuance of common stock	8,974	32,521
Proceeds from debt financing	—	20,000
Debt financing costs	—	(152)
Net cash provided by financing activities	10,520	55,870
Effect of currency exchange on cash and cash equivalents	5	(1)
Net change in cash and cash equivalents	(30,225)	15,364
Cash and cash equivalents at beginning of year	105,933	90,569
Cash and cash equivalents at end of period	$75,708	$105,933
Supplemental Information:
Cash paid for interest	$5,045	$3,614

The accompanying notes are an integral part of these consolidated financial statements.

CVRx, INC.

Notes to Consolidated Financial Statements

1.	Business organization

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

The consolidated financial statements include the accounts of CVRx, Inc., and its wholly owned subsidiary, CVRx Switzerland LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of December 31, 2025 and 2024, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of December 31, 2025 and 2024, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Accounts receivable, net of allowances, were $10.7 million, $9.3 million, and $7.6 million as of December 31, 2025, 2024, and 2023, respectively.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the consolidated statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model, and the fair value of restricted stock units (“RSUs”) is equal to the closing price of our common stock on the grant date . We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received.

Recent accounting pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public business entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. This ASU was effective for our annual period ended December 31, 2025. The adoption was applied prospectively and primarily impacted income tax disclosure requirements. The adoption had no impact on our consolidated results of operations, financial position, or cash flow.

In July 2025, the FASB issued ASU 2025-05, which provides targeted relief under Topic 326 for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC 606. The amendment introduces a practical expedient allowing entities to assume that current conditions as of the reporting date remain unchanged over the life of the asset. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures. While the adoption is not expected to have a material impact, we will continue to assess the implications as part of our implementation planning.

3.	Selected balance sheet information

Inventory consists of the following at:

	December 31,	December 31,
(in thousands)	2025	2024
Raw material	$8,628	$6,857
Work-in-process	473	353
Finished goods	3,104	4,897
	$12,205	$12,107

Property and equipment, net consists of the following at:

	December 31,	December 31,
(in thousands)	2025	2024
Office furniture and equipment	$512	$512
Lab equipment	3,533	3,144
Computer equipment and software	1,194	994
Leasehold improvements	827	542
Capital equipment in process	325	720
	6,391	5,912
Less: Accumulated depreciation and amortization	4,148	3,407
	$2,243	$2,505

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.8 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively.

Accrued expenses consist of the following at:

	December 31,	December 31,
(in thousands)	2025	2024
Bonuses	$5,200	$3,621
401(k) employer match	1,136	1,106
Paid time off	630	947
Customer rebates	801	592
Accrued interest payable	403	437
Operating lease liability, current portion	352	282
Clinical trial and other professional fees	116	182
Taxes	93	135
Other	753	878
	$9,484	$8,180

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). We had $50.0 million in outstanding Term Loans under the Loan Agreement as of December 31, 2025. The Loan Agreement initially required interest only payments through November 2027, followed by three monthly principal and interest payments, of which a principal payment of $16.7 million each is due in December 2027 and two principal payments of $16.7 million each are due in January 2028. As of December 31, 2025, a final payment of $2.3 million, equal to 4.5% of the original borrowed principal, was due in January 2028. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 5.50%; plus (b) 2.65%. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of December 31, 2025.

In connection with the Loan Agreement, we recorded $1.1 million of debt issuance costs and discounts as a reduction of long-term debt.

On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. See Note 13 “Subsequent Events” for further information.

The annual principal maturities of debt under the Loan Agreement as of December 31, 2025 were as follows:

December 31,
(in thousands)	2025
2026	$—
2027	16,667
2028	33,333
50,000
Less: Unamortized debt costs and discounts	(486)
Long-term debt	$49,514

5. Leases

We lease 35,183 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008, and was scheduled to expire August 31, 2024. On April 21, 2023, we extended the operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months through August 31, 2028. On November 7, 2023, we expanded our existing office space with the addition of 7,615 square feet of property adjacent to our principal executive offices and our manufacturing facility. On May 20, 2025, we further increased our office space by leasing an additional 3,678 square feet of the contiguous property. The term on this expanded property is for 40 consecutive months that will run concurrently with the term on the existing lease. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.

The following table presents the lease balances within the consolidated balance sheets:

	December 31,	December 31,
(in thousands)	2025	2024
Right-of-use assets:
Operating lease right-of-use asset	$878	$1,069
Operating lease liabilities:
Accrued expenses	352	282
Operating lease liability, non-current portion	638	877
Total operating lease liabilities	$990	$1,159

Maturities of our lease liability for our operating lease are as follows as of December 31, 2025:

December 31,
(in thousands)	2025
2026	410
2027	424
2028	253
Total undiscounted lease payments	1,087
Less: imputed interest	(97)
Present value of lease liability	$990

As of December 31, 2025, the remaining lease term was 2.6 years, and the weighted average discount rate was 7.1%. The operating cash outflows from our operating lease were $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.

6.	Stockholders’ equity

We had common stock warrants exercisable for 102,718 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share and 103,349 shares of common stock upon conversion at a weighted average exercise price of $12.92 per share outstanding at December 31, 2025 and 2024, respectively. Johnson & Johnson Innovation – JJDC, Inc. had common stock warrants exercisable for

607,725 shares of our common stock with an exercise price of $0.16 per share that were all exercised through a net exercise transaction for 604,000 shares of common stock during the year ended December 31, 2024.

At-the-Market (“ATM”) Offering

In January 2024, we commenced an ATM offering, which allows us to issue and sell shares of our common stock having an aggregate offering price of up to $50.0 million. We issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the year ended December 31, 2025. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025.

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,043,959 shares being reserved for issuance under the 2021 Plan as of January 1, 2024. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be made under the 2001 Plan following the adoption of the 2021 Plan. As of December 31, 2025, there were 1,447,051 shares available for future issuance under the 2021 Plan.

Stock Options

Options are granted at exercise prices not less than the fair market value of our common stock on the date of grant. Prior to our IPO, the fair market value of our common stock was determined by our Board of Directors, and following our IPO, the fair market value of our common stock is based on the closing price of our common stock on the date of grant.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2023	4,488,845	$9.77	$97,266
Granted	3,237,758	$12.77
Cancelled / Forfeited	(1,665,515)	$10.16
Exercised	(510,669)	$5.28
Balance as of December 31, 2024	5,550,419	$11.81	$18,771
Granted	1,050,622	$11.56
Cancelled / Forfeited	(471,789)	$15.10
Exercised	(294,804)	$2.69
Balance as of December 31, 2025	5,834,448	$11.96	$2,459
Options exercisable as of December 31, 2025	3,693,233	$11.24	$2,386

As of December 31, 2025, stock options outstanding included 4,363 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of December 31, 2025, the weighted average remaining contractual life was 6.6 years. For options exercisable as of December 31, 2025, the weighted average remaining contractual life was 5.6 years. As of December 31, 2025, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $18.2 million. As of December 31, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 2.4 years

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

		Weighted
	Number	Average	Aggregate
	of	Grant Date	Intrinsic
	RSUs	Fair Value	Value
			(in thousands)
Unvested Balance as of December 31, 2024	—	$—	$—
Granted	393,928	12.13
Vested	—	—
Cancelled / Forfeited	(10,660)	12.96
Unvested Balance as of December 31, 2025	383,268	$12.11	$2,721

The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. No RSUs were vested as of December 31, 2025. As of December 31, 2025, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $3.7 million. As of December 31, 2025, the related weighted average period over which the expense is expected to be recognized is approximately 3.2 years.

Employee Stock Purchase Plan

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 253,246 shares being reserved for issuance under the ESPP as of January 1, 2025. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the year ended December 31, 2025, 148,657 shares of common stock were purchased under the ESPP for $0.8 million of employee contributions. As of December 31, 2025, there were 737,396 shares available for issuance under the ESPP.

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

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2025 and 2024:

December 31,
	2025	2024
Weighted average fair value of options granted	$9.17	$10.31
Expected term (in years) — non-officer employees	5.5 to 6.1	5.0 to 6.1
Expected term (in years) — officer employees	6.1 to 6.1	2.5 to 6.1
Expected volatility	95.0% to 103.1%	87.7% to 98.9%
Expected dividend yield	—%	—%
Risk-free interest rate	3.78% to 4.47%	3.67% to 4.71%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Weighted average fair value per ESPP purchase right	$3.28	$5.23
Expected term (in years)	0.5	0.5
Expected volatility	112.3% to 133.4%	74.0% to 96.9%
Expected dividend yield	—%	—%
Risk-free interest rate	4.25% to 4.29%	5.24% to 5.37%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2025	2024
Stock options	$9,664	$18,633
RSUs	900	—
Employee Stock Purchase Plan	488	417
Total stock-based compensation expense	$11,052	$19,050

Selling, general & administrative	$9,810	$17,746
Research & development	1,088	1,174
Cost of goods sold	154	130
	$11,052	$19,050

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

As of December 31, 2025 and 2024, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position.

The components of our loss from continuing operations before income taxes are as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2025	2024
Domestic	$(53,324)	$(59,922)
Foreign	—	12
Loss from continuing operations before taxes	$(53,324)	$(59,910)

The components of our provision for income taxes are as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2025	2024
Current
Federal and state	$—	$—
Foreign	(18)	55
Total provision for income taxes	$(18)	$55

The reconciliation of taxes at the federal statutory rate to our provision for income taxes are as follows for the periods indicated:

	Year Ended		Year Ended
	December 31,		December 31,
	2025	2024	2025	2024
U.S. federal statutory tax rate	$(11,198)	$(12,581)	21.0%	21.0%
State and local income taxes, net of federal income tax effect(1)	(28)	(26)	0.1	—
Foreign tax effects	3	5	—	—
Effect of cross-border tax laws	—	1	—	—
Tax credits	(313)	(550)	0.5	0.9
Changes in valuation allowances	10,152	11,930	(19.0)	(19.9)
Nontaxable or nondeductible items
Share-based payment awards	1,008	874	(1.9)	(1.5)
Meals and entertainment	332	269	(0.7)	(0.4)
Changes in unrecognized tax benefits	26	133	—	(0.2)
Total	$(18)	$55	0.0%	(0.1)%

As of December 31, 2025 and 2024, the U.S. federal corporate income tax rate of 21% was used as the applicable statutory rate. Minnesota makes up the majority (greater than 50 percent) of the state income tax expense, net of federal income tax effect.

Significant components of net deferred tax assets were as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2025	2024
Deferred tax assets
Net operating loss carryforwards	$111,304	$98,329
R&D tax credits	10,414	10,147
Capitalized R&D expenses	2,748	8,015
Non-qualified stock options	5,585	4,482
Start-up costs	225	452
Accrued vacation	140	227
Other	1,507	450
Total deferred tax assets	131,923	122,102
Valuation allowance	(131,923)	(122,102)
Net deferred tax assets	$—	$—

As of December 31, 2025, we had federal and state net operating loss carryforwards (“NOLs”) of approximately $483.7 million and $9.7 million, respectively. The federal NOLs began expiring in 2021 and the state NOLs began expiring in 2020. As of December 31, 2025, we had federal and state tax credit carryforwards of approximately $10.3 million and $1.9 million, respectively. The federal tax credit carryforwards began expiring in 2021 and the state tax credits will begin expiring in 2028.

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

The changes to our gross unrecognized tax benefits were as follows for the periods indicated:

	Year Ended
	December 31,
(in thousands)	2025	2024
Gross unrecognized tax benefits at beginning of year	$2,346	$2,221
Gross increases:
Prior year tax positions	—	—
Current year tax positions	135	182
Gross decreases:
Prior year tax positions	(80)	(57)
Gross unrecognized tax benefits at end of year	$2,401	$2,346

All of these unrecognized tax benefits, if recognized, would impact the effective tax rate before taking consideration of the valuation allowance. The amount of unrecognized tax benefits subjected to the valuation allowance was $1.8 million for the each of the years ended December 31, 2025 and 2024. We recognized a nominal amount and approximately $0.1 million of interest or penalties for each of the years ended December 31, 2025 and 2024. Total accrued interest and penalties were $0.6 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. We recognize accrued interest and penalties related to unrecognized tax positions as a component of income tax expense. We do not expect a significant change in the amount of unrecognized tax benefits in the next year.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. Tax years from 2006 through present remain open for audit under the applicable statute of limitations due to the carryover of the unused NOLs and tax credit carryforwards. We do not have any tax audits or other proceedings pending.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including the deduction of certain R&D costs. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The impacts of the OBBBA were taken into account in our provision for income taxes for fiscal year 2025. Because a valuation allowance has been recorded against all deferred tax assets, the impacts of the OBBBA were not material to our consolidated financial statements or related disclosures.

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss	$(53,306)	$(59,965)
Denominator:
Weighted average common shares outstanding — basic and diluted	26,084,709	22,596,229
Net loss per share attributable to common stockholders — basic and diluted	$(2.04)	$(2.65)

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

	Year Ended
	December 31,
	2025	2024
Options	5,834,448	5,550,419
RSUs	383,268	—
Warrants	102,718	103,349
	6,320,434	5,653,768

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of December 31, 2025 or December 31, 2024.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $1.1 million for the years ended December 31, 2025 and 2024, respectively.

12.	Segment, geographic information and revenue disaggregation

We have determined that we have a single reportable and operating segment structure. We have one business activity and there are no segment managers who are held accountable for operations, operating results or plans for levels or components below the consolidated unit level. Our chief operating decision maker is our Chief Executive Officer. Our Chief Executive Officer evaluates performance based primarily on revenue in the geographic locations in which we operate and consolidated net loss. The Chief Executive Officer reviews financial information presented on a consolidated basis, including consolidated net loss, accompanied by information about revenue by geographic region, for purposes of allocating resources and evaluating financial performance. Further, the financial information on expenses provided to the Chief Executive Officer is presented on a consolidated basis, as reported in the consolidated statements of operations and comprehensive loss in this Annual Report on Form 10-K.

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated:

	Year ended
	December 31,
(in thousands)	2025	2024
U.S.	$51,883	$47,167
Europe	4,768	4,125
	$56,651	$51,292

As of December 31, 2025 and 2024, long-lived assets were located primarily in the U.S.

13.	Subsequent events

On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the terms loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. On the closing date, we borrowed an additional $10.0 million under the Loan Agreement.

On January 12, 2026, we entered into a Sale Agreement with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent.

We have evaluated subsequent events through the filing of this Form 10-K with the SEC, and determined that there have been no other events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Item 9B. Other Information

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our definitive proxy statement for our 2026 annual meeting of stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) 1. Financial Statements:

The following consolidated financial statements of the Company are set forth in Part II, Item 8:

Report of Independent Registered Public Accounting Firm (PCAOB ID 248)

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024

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

4.6

Warrant to Purchase Shares of Series G Preferred Stock (Loan A), dated as of September 30, 2019, issued by the Company to Horizon Technology Finance Corporation, as assigned to Horizon Credit II LLC on February 6, 2020 (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-1 filed on June 4, 2021)

4.7

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

4.10	Description of the Company’s Common Stock (incorporated by reference to Exhibit 4.16 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

10.1

Lease, dated October 13, 2008, by and between the Company and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.2

First Lease Amendment, dated November 30, 2010, by and between the Company and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.3*

Second Lease Amendment, dated October 22, 2012, by and between the Company and Duke Realty Limited Partnership (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.4*

Lease Amending Agreement No. 3, dated April 21, 2016, by and between the Company and AX CROSSTOWN VI L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.5

Lease Amending Agreement No. 4, dated May 18, 2020, by and between the Company and AX CROSSTOWN VI L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.6

Fifth Amendment to Lease, dated April 21, 2023, by and between the Company and TCI TT, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2023)

10.7

Sixth Amendment to Lease, dated November 7, 2023 by and between the Company and TCI TT, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on February 9, 2024)

10.8

Seventh Amendment to Lease, dated May 20, 2025, by and between the Company and TCI TT, LLC (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 5, 2025)

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

10.15#	Form of Non-Plan Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-8 filed on July 1, 2021)

10.16#†	Form of Restricted Stock Unit Agreement (Employees/Officers)

10.17	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

10.18#†	Form of Executive Officer Severance Agreement

10.19

Form of Indemnification Agreement between the Company and its directors and officers (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed on June 23, 2021)

10.20*

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

10.22*

Second Amendment to Loan and Security Agreement, dated as of January 9, 2026, among the Company, Innovatus Life Sciences Lending Fund I, LP, as the collateral agent and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2026)

19.1	CVRx, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 18, 2025)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on February 22, 2022)

23.1†	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	CVRx, Inc. Mandatory Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on February 9, 2024)

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
#	Indicates management contract or compensatory plan.

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

Date: February 13, 2026

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2026

Signature	Title	Date

/s/ Kevin Hykes	President and Chief Executive Officer (Principal Executive Officer)	February 13, 2026
Kevin Hykes

/s/ Jared Oasheim	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2026
Jared Oasheim

/s/ Kevin Ballinger	Director	February 13, 2026
Kevin Ballinger

/s/ Mitch Hill	Director	February 13, 2026
Mitch Hill

/s/ Mudit Jain	Director	February 13, 2026
Mudit Jain

/s/ Kirk Nielsen	Director	February 13, 2026
Kirk Nielsen

/s/ Martha Shadan	Director	February 13, 2026
Martha Shadan

/s/ Joseph Slattery	Director	February 13, 2026
Joseph Slattery