Form 10-Q
period 2026-03-31
CVRx, Inc.
filed 2026-05-12
CIK 1235912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 5, 2026, there were 26,535,944 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.

Quarterly Report on Form 10-Q

For the quarterly period ended March 31, 2026

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

In some cases, you can identify forward-looking statements by terms such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘plan,’’ ‘‘anticipate,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘target,’’ ‘‘project,’’ ‘‘contemplate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘predict,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition, and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including, but not limited to, the important factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which are summarized below. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:

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

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

CVRx, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$72,303	$75,708
Accounts receivable, net of allowances of $869 and $871, respectively	9,104	10,665
Inventory	12,403	12,205
Prepaid expenses and other current assets	2,940	3,069
Total current assets	96,750	101,647
Property and equipment, net	2,159	2,243
Operating lease right-of-use asset	793	878
Other non-current assets	26	26
Total assets	$99,728	$104,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,998	$3,833
Accrued expenses	6,488	9,484
Total current liabilities	9,486	13,317
Long-term debt	58,490	49,514
Operating lease liability, non-current portion	544	638
Other long-term liabilities	2,099	2,001
Total liabilities	70,619	65,470
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of March 31, 2026 and December 31, 2025; 26,428,767 and 26,311,607 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	264	263
Additional paid-in capital	632,820	629,916
Accumulated deficit	(603,772)	(590,652)
Accumulated other comprehensive loss	(203)	(203)
Total stockholders’ equity	29,109	39,324
Total liabilities and stockholders’ equity	$99,728	$104,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Revenue	$14,769	$12,348
Cost of goods sold	1,888	2,036
Gross profit	12,881	10,312
Operating expenses:
Research and development	3,084	2,517
Selling, general and administrative	21,958	21,232
Total operating expenses	25,042	23,749
Loss from operations	(12,161)	(13,437)
Interest expense	(1,551)	(1,457)
Other income, net	593	1,123
Loss before income taxes	(13,119)	(13,771)
Benefit (provision) for income taxes	(1)	5
Net loss	(13,120)	(13,766)
Cumulative translation adjustment	—	—
Comprehensive loss	$(13,120)	$(13,766)
Net loss per share, basic and diluted	$(0.50)	$(0.53)
Weighted-average common shares used to compute net loss per share, basic and diluted	26,355,591	25,876,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

(Unaudited)

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Accumulated	comprehensive	stockholders’
	Shares	Amount	capital	deficit	loss	equity
Balances as of December 31, 2025	26,311,607	$263	$629,916	$(590,652)	$(203)	$39,324
Exercise of stock options	36,500	—	32	—	—	32
Vesting of restricted stock units	80,660	1	(1)	—	—	—
Employee stock compensation	—	—	2,916	—	—	2,916
Issuance of common stock	—	—	(43)	—	—	(43)
Net loss for the three months ended March 31, 2026	—	—	—	(13,120)	—	(13,120)
Balances as of March 31, 2026	26,428,767	$264	$632,820	$(603,772)	$(203)	$29,109

Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	183,846	2	415	—	—	417
Employee stock compensation	—	—	2,455	—	—	2,455
Issuance of common stock	543,462	6	9,192	—	—	9,198
Net loss for the three months ended March 31, 2025	—	—	—	(13,766)	—	(13,766)
Cumulative translation adjustment	—	—	—	—	1	1
Balances as of March 31, 2025	26,051,992	$261	$620,416	$(551,112)	$(205)	$69,360

The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,120)	$(13,766)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,916	2,455
Depreciation of property and equipment	205	184
Loss on disposal of equipment	1	—
Amortization of deferred financing costs and loan discount	83	59
Changes in operating assets and liabilities:
Accounts receivable	1,561	256
Inventory	(198)	435
Prepaid expenses and other current assets	129	(270)
Accounts payable	(834)	169
Accrued expenses	(2,907)	(2,289)
Net cash used in operating activities	(12,164)	(12,767)
Cash flows from investing activities:
Purchase of property and equipment	(122)	(114)
Net cash used in investing activities	(122)	(114)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	32	417
Net (payments) proceeds from the issuance of common stock	(43)	9,198
Proceeds from debt financing	10,000	—
Debt financing costs	(1,107)	—
Net cash provided by financing activities	8,882	9,615
Effect of currency exchange on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	(3,405)	(3,265)
Cash and cash equivalents at beginning of period	75,708	105,933
Cash and cash equivalents at end of period	$72,303	$102,668
Supplemental Information:
Cash paid for interest	$1,294	$1,258
Cash paid for income taxes	$—	$—

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

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of March 31, 2026 and December 31, 2025, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of March 31, 2026 and December 31, 2025, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits are likely in excess of insured limits.

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

Stock-Based Compensation

We recognize equity-based compensation expense for awards of equity instruments to employees and non-employees based on the grant date fair value of those awards in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires all equity-based compensation awards to employees and non-employee directors, including grants of restricted shares and stock options, to be recognized as expense in the statements of operations and comprehensive loss based on their grant date fair values. We estimate the grant date fair value of stock options using the Black-Scholes option pricing model, and the fair value of restricted stock units (“RSUs”) and performance stock units (“PSUs”) are equal to the closing price of our common stock on the grant date. We account for forfeitures as they occur. We expense the fair value of our equity-based compensation awards granted to employees on a straight-line basis over the associated service period, which is generally the period in which the related services are received for stock options and RSUs, and the performance period and any additional service period based on the probability of achieving the performance objectives for PSUs.

Recent accounting pronouncements

In July 2025, the FASB issued ASU 2025-05, which provides targeted relief under Topic 326 for entities estimating expected credit losses on accounts receivable and contract assets arising from revenue transactions under ASC 606. The amendment introduces a practical expedient allowing entities to assume that current conditions as of the reporting date remain unchanged over the life of the asset. The standard is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. We adopted ASU 2025‑05 effective January 1, 2026. The amendments were applied on a prospective basis and did not have a material impact on our consolidated financial statements, results of operations, or cash flows. We continue to record a specific allowance for credit losses based on known collection risks and historical experience.

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require public business entities to provide enhanced disclosures related to the disaggregation of income statement expenses, including additional quantitative and qualitative information about the nature of expenses presented within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We have not yet adopted ASU 2024-03 and are in the process of evaluating the impact of the guidance on our consolidated financial statements. While the amendments will require additional disclosures and may require changes to internal data aggregation and reporting processes, we do not expect adoption to have a material impact on its results of operations, financial position, or cash flows.

3.	Selected balance sheet information

Inventory consists of the following at:

	March 31,	December 31,
(in thousands)	2026	2025
Raw material	$8,413	$8,628
Work-in-process	623	473
Finished goods	3,367	3,104
	$12,403	$12,205

Property and equipment, net consists of the following at:

	March 31,	December 31,
(in thousands)	2026	2025
Office furniture and equipment	$399	$512
Lab equipment	2,679	3,533
Computer equipment and software	962	1,194
Leasehold improvements	828	827
Capital equipment in process	374	325
	5,242	6,391
Less: Accumulated depreciation and amortization	3,083	4,148
	$2,159	$2,243

Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.2 for each of the three months ended March 31, 2026 and 2025, respectively.

Accrued expenses consist of the following at:

	March 31,	December 31,
(in thousands)	2026	2025
Bonuses	$2,792	$5,200
Accrued interest payable	479	403
Paid time off	472	630
401(k) match	418	1,136
Operating lease liability, current portion	361	352
Customer rebates	313	801
Employee stock purchase plan	262	116
Taxes	127	93
Clinical trial and other professional fees	98	116
Other	1,166	637
	$6,488	$9,484

4. Debt

Innovatus Loan Agreement

On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. On the closing date, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2026. The Term Loans require interest only payments through December 2029, followed by monthly principal and interest payments. A final payment of $2.7 million, equal to 4.5% of the original borrowed principal, is due in May 2031. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 6.75%; plus (b) 2.65%, which margin will decrease to 2.00% after we achieve a positive adjusted EBITDA for two consecutive quarters. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of March 31, 2026.

In connection with the Loan Agreement, we recorded $2.2 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

March 31,
(in thousands)	2026
2026	$—
2027	—
2028	—
2029	—
2030	41,250
Thereafter	18,750
60,000
Less: Unamortized debt costs and discounts	(1,510)
Long-term debt	$58,490

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

The following table presents the lease balances within the condensed consolidated balance sheets:

	March 31,	December 31,
(in thousands)	2026	2025
Right-of-use assets:
Operating lease right-of-use asset	$793	$878
Operating lease liabilities:
Accrued expenses	361	352
Operating lease liability, non-current portion	544	638
Total operating lease liabilities	$905	$990

Maturities of our lease liability for our operating lease are as follows as of March 31, 2026:

March 31,
(in thousands)	2026
2026	308
2027	424
2028	253
Total undiscounted lease payments	985
Less: imputed interest	(80)
Present value of lease liability	$905

As of March 31, 2026, the remaining lease term was 2.4 years, and the weighted average discount rate was 7.1%. The operating cash outflows from our operating lease were $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025.

6.	Stockholders’ equity

Common Stock Warrants

We had common stock warrants exercisable for 102,718 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share outstanding as of March 31, 2026 and December 31, 2025.

At-the-Market (“ATM”) Offering

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

In 2021, our Board of Directors and stockholders established the 2021 Equity Incentive Plan (“2021 Plan”). The number of shares of common stock initially reserved for issuance under the 2021 Plan was 1,854,490 newly reserved shares in addition to the 600,737 shares that remained available for issuance under the 2001 Plan. The shares available for issuance under the 2021 Plan automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 5% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. The annual increase resulted in an additional 1,315,580 shares being reserved for issuance under the 2021 Plan as of January 1, 2026. The 2021 Plan provides for the issuance of stock options, stock appreciation rights, restricted stock awards, stock unit awards and other stock-based awards and cash incentive awards to employees, consultants and non-employee directors of the Company and its subsidiaries. Awards granted under the 2021 Plan will have such vesting schedules and other terms as determined by the Compensation Committee and stock options and stock appreciation rights have a maximum term of 10 years from the grant date. No further awards can be granted under the 2001 Plan following the adoption of the 2021 Plan.

As of March 31, 2026, there were 539,390 shares available for future issuance under the 2021 Plan, based on awards outstanding and reserved at target levels for PSUs. In connection with the PSUs granted during 2026, we evaluated the number of shares that could be issued assuming maximum achievement of the applicable performance conditions. If PSUs are reserved at the maximum payout level, the number of shares subject to outstanding awards could exceed the shares available under the plan as of March 31, 2026. We expect that we will have sufficient shares available for issuance under the 2021 Plan to satisfy these awards as a result of future automatic annual increases pursuant to the terms of the plan prior to the end of the performance period.

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

The following is a summary of stock option activity:

		Weighted
	Number	Average	Aggregate
	of	Exercise	Intrinsic
	Options	Price	Value
			(in thousands)
Balance as of December 31, 2025	5,834,448	$11.96	$2,459
Granted	1,055,100	8.16
Cancelled / Forfeited	(53,549)	15.29
Exercised	(36,500)	0.89
Balance as of March 31, 2026	6,799,499	$11.41	$8,256
Options exercisable as of March 31, 2026	4,002,540	$11.54	$5,787

As of March 31, 2026, stock options outstanding included 4,363 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of March 31, 2026, the weighted average remaining contractual life was 6.8 years. For options exercisable as of March 31, 2026, the weighted average remaining contractual life was 5.4 years. As of March 31, 2026, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $22.4 million. As of March 31, 2026, the related weighted average period over which the expense is expected to be recognized is approximately 2.8 years.

Restricted Stock Units

RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

		Weighted
	Number	Average	Aggregate
	of	Grant Date	Intrinsic
	RSUs	Fair Value	Value
			(in thousands)
Unvested Balance as of December 31, 2025	383,268	$12.11	$2,721
Granted	622,555	8.16
Vested	(80,660)	12.96
Cancelled / Forfeited	(2,865)	10.45
Unvested Balance as of March 31, 2026	922,298	$9.37	$8,725

The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. 80,660 RSUs were vested as of March 31, 2026. As of March 31, 2026, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $8.4 million. As of March 31, 2026, the related weighted average period over which the expense is expected to be recognized is approximately 3.6 years.

Performance Stock Units

We grant PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established performance goals for the respective performance period. The expense is recorded on a straight-line basis over the requisite performance and service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of PSUs earned at the end of the performance period ranges from 0% to 200% of the number of PSU’s granted. The PSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.

The following is a summary of PSU activity:

Weighted
	Number	Average	Aggregate
	of	Grant Date	Intrinsic
	PSUs	Fair Value	Value
(in thousands)
Unvested Balance as of December 31, 2025	—	$—	$—
Granted	602,000	8.16
Vested	—	—
Cancelled / Forfeited	—	—
Unvested Balance as of March 31, 2026	602,000	$8.16	$5,695

The aggregate intrinsic value of unvested PSUs is based on our closing stock price on the last trading day of the period. As of March 31, 2026, there was $4.7 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of 2.3 years.

Employee Stock Purchase Plan

Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. No annual increase was made to the shares reserved for issuance under the ESPP as of January 1, 2026. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the three months ended March 31, 2026, there were no shares of common stock purchased under the ESPP. As of March 31, 2026, there were 737,396 shares available for issuance under the ESPP.

Stock-based compensation expense

We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP purchase rights on the grant date. The fair values of RSUs and PSUs are determined based on the closing stock price of our common stock on the grant date. We measure stock-based compensation expense based on the grant date fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period for stock options, RSUs, and PSUs, and the offering period for ESPP purchase rights. The amount of stock-based compensation expense recognized for stock option, RSU and PSU awards during a period is based on the portion of the awards that are ultimately expected to vest. The amount of stock-based compensation expense recognized for ESPP purchase rights during a period is based on the estimated purchase rights as of the grant date. We account for forfeitures as they occur.

The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Weighted average fair value of options granted	$6.50	$10.44
Expected term (in years) — non-officer employees	6.1	5.5 to 6.1
Expected term (in years) — officer employees	6.1	6.1
Expected volatility	98.5% to 99.1%	95.0% to 96.5%
Expected dividend yield	—%	—%
Risk-free interest rate	3.72% to 4.11%	4.09% to 4.47%

The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the three months ended March 31, 2026 and 2025:

	March 31,
	2026	2025
Weighted average fair value per ESPP purchase right	$—	$—
Expected term (in years)	0.5	0.5
Expected volatility	61.1%	112.3%
Expected dividend yield	—%	—%
Risk-free interest rate	3.58%	4.25%

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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended
	March 31,
(in thousands)	2026	2025
Options	$2,231	$2,214
RSUs	395	92
PSUs	192	—
Employee Stock Purchase Plan	98	149
Total stock-based compensation expense	$2,916	$2,455

Selling, general & administrative	$2,576	$2,255
Research & development	308	165
Cost of goods sold	32	35
	$2,916	$2,455

8.	Income taxes

As of March 31, 2026 and December 31, 2025, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Provision for income taxes for the three months ended March 31, 2026 was $1,000 and benefit for income taxes for the three months ended March 31, 2025 was $5,000.

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

9. Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended
	March 31,
	2026	2025
Numerator:
Net loss	$(13,120)	$(13,766)
Denominator:
Weighted average common shares outstanding — basic and diluted	26,355,591	25,876,062
Net loss per share attributable to common stockholders — basic and diluted	$(0.50)	$(0.53)

Our potentially dilutive securities, which include stock options, RSUs, PSUs, and warrants to purchase shares of common stock, have been excluded from the computation of diluted net loss per share attributable to common stockholders, as the effect would be to reduce the net loss per share attributable to common stockholders. Therefore, the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. We excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three months ended
	March 31,
	2026	2025
Options	6,799,499	5,987,007
RSUs	922,298	334,128
PSUs	602,000	—
Warrants	102,718	103,349
	8,426,515	6,424,484

10.	Commitments and contingencies

From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of March 31, 2026 or December 31, 2025.

11.	Employee benefit plans

We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.4 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.

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

We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended
	March 31,
	2026	2025
U.S.	$13,650	$11,202
Other countries	1,119	1,146
	$14,769	$12,348

As of March 31, 2026 and December 31, 2025, substantially all our long-lived assets were located in the U.S.

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

The costs for the device and implantation procedure are reimbursed through various third-party payers, such as government agencies and commercial payers. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services while simultaneously developing processes to engage commercial payers. All Medicare Administrative Contractors have retired their official automatic coverage denial policies for our Current Procedural Terminology (“CPT”) codes, thereby allowing hospitals to submit payment requests for the Barostim procedure to be adjudicated on a claim-by-claim basis. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the European Economic Area, such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.

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

On October 31, 2022, we entered into the Loan Agreement allowing borrowing, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the terms loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2026.

As a result of the planned investments to fund our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.

Recent developments

As previously disclosed, the Category I CPT codes for Baroreflex Activation Therapy using our Barostim device replaced Category III codes as of January 1, 2026, which eliminates the automatic denials regularly seen with Category III codes and improves prior authorization predictability to fairly pay physicians for the procedure. Early data in 2026 showed an increase in the 30-day approval rate for Medicare Advantage prior authorizations managed by our in-house market access team. At the same time that payers were incorporating this coding change, other regulatory changes took effect January 1, 2026 that accelerated the deadline for Medicare Advantage payers to respond to prior authorization requests. We believe this caused Medicare Advantage payers to respond with a higher rate of initial denials as the quarter progressed, which slowed the 30-day approval rate for March 2026. As a result, the 30-day approval rate for Medicare Advantage prior authorizations managed by our in-house market access team increased from 31% in 2024 to 44% in 2025 and to 46% for the first quarter of 2026. We expect the overall approval rate to continue to increase, although the speed of approval may be temporarily delayed.

In November 2025, the FDA granted an investigational device exemption (“IDE”) study designed as a prospective, multi-center, randomized controlled trial to evaluate the Barostim device’s impact on all-cause mortality and HF decompensation events in an expanded population of HF patients. In January 2026, we initiated the trial, supported by CMS Category B IDE coverage. We expect to begin enrolling the trial across approximately 150 centers in the first half of 2026 and complete enrollment within five years. The trial provides for a two-year follow-up period, resulting in the expected conclusion of the trial in five to seven years. On March 31, 2026, the first site was activated in the BENEFIT-HF trial and the first patient was enrolled in the second quarter of 2026.

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

On January 12, 2026, we entered into the Sale Agreement with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent.

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

Results of operations

Consolidated results of operations for the three months ended March 31, 2026, compared to the three months ended March 31, 2025

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2026	2025	$	%
Revenue	$14,769	$12,348	$2,421	20%
Cost of goods sold	1,888	2,036	(148)	(7)%
Gross profit	12,881	10,312	2,569	25%
Gross margin	87%	84%
Operating expenses:
Research and development	3,084	2,517	567	23%
Selling, general and administrative	21,958	21,232	726	3%
Total operating expenses	25,042	23,749	1,293	5%
Loss from operations	(12,161)	(13,437)	1,276	(9)%
Interest expense	(1,551)	(1,457)	(94)	6%
Other income, net	593	1,123	(530)	(47)%
Loss before income taxes	(13,119)	(13,771)	652	(5)%
Benefit (provision) for income taxes	(1)	5	(6)	(120)%
Net loss	$(13,120)	$(13,766)	$646	(5)%

The following table provides revenue by geography:

	Three months ended
	March 31,		Change
(unaudited and in thousands)	2026	2025	$	%
United States	$13,650	$11,202	$2,448	22%
Europe	1,119	1,146	(27)	(2)%
Total Revenue	$14,769	$12,348	$2,421	20%

Revenue was $14.8 million for the three months ended March 31, 2026, an increase of $2.4 million, or 20%, over the three months ended March 31, 2025.

Revenue generated in the U.S. was $13.7 million for the three months ended March 31, 2026, an increase of $2.4 million, or 22%, over the three months ended March 31, 2025. Revenue units in the U.S. totaled 429 and 359 for the three months ended March 31, 2026 and 2025, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.

As of March 31, 2026, we had a total of 257 active implanting centers in the U.S., as compared to 227 as of March 31, 2025. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of March 31, 2026, we had a total of 56 sales territories in the U.S. as compared to 45 sales territories as of March 31, 2025.

Revenue generated in Europe was $1.1 million for the three months ended March 31, 2026, a $27,000 decrease, or 2%, compared to the three months ended March 31, 2025. Total revenue units in Europe decreased to 56 for the three months ended March 31, 2026, as compared to 59 in the prior year period. We had five sales territories in Europe as of March 31, 2026 and March 31, 2025.

Cost of goods sold and gross margin

Cost of goods sold decreased $0.1 million, or 7%, to $1.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.

Gross profit was $12.9 million for the three months ended March 31, 2026, an increase of $2.6 million, or 25%, over the three months ended March 31, 2025. Gross margin increased to 87% for the three months ended March 31, 2026, compared to 84% for the three months ended March 31, 2025. Gross margin for the three months ended March 31, 2026 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.

Research and development expenses

R&D expenses increased $0.6 million, or 23%, to $3.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This change was driven by a $0.4 million increase in consulting expenses, a $0.3 million increase in compensation expenses, and a $0.1 million increase in non-cash stock-based compensation expenses, partially offset by a $0.2 million decrease in clinical trial expenses.

Selling, general and administrative expenses

SG&A expenses increased $0.7 million, or 3%, to $22.0 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This change was primarily driven by a $1.0 million increase in compensation expenses and a $0.3 million increase in non-cash stock-based compensation expenses, partially offset by a $0.3 million decrease in consulting expenses and a $0.3 million decrease in advertising expenses.

Interest expense

Interest expense increased $0.1 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net

Other income, net was $0.6 and $1.1 million for the three months ended March 31, 2026 and 2025, respectively. These balances consisted of interest income on our interest-bearing accounts. The decrease was primarily driven by the lower cash balance.

Benefit (provision) for income taxes

Benefit (provision) for income taxes was nominal for each of the three months ended March 31, 2026 and 2025.

Liquidity, capital resources and plan of operations

We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalents of $72.3 million and $75.7 million, respectively. For the three months ended March 31, 2026 and 2025, our net losses were $13.1 million and $13.8 million, respectively. Our net cash used in operating activities for the three months ended March 31, 2026 and 2025 was $12.2 million and $12.8 million, respectively.

On October 31, 2022, we entered into the Loan Agreement under which we were allowed to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in

Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the terms loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones. On the closing date, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of March 31, 2026.

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

Cash flows

The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Three months ended
	March 31,
	(unaudited)
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(12,164)	$(12,767)
Investing activities	(122)	(114)
Financing activities	8,882	9,615
Effect of currency exchange on cash and cash equivalents	(1)	1
Net change in cash and cash equivalents	$(3,405)	$(3,265)

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2026 was $12.2 million and consisted primarily of a net loss of $13.1 million, partially offset by a non-cash charge of $2.9 million related to stock-based compensation expense, and a change in net operating assets of $2.2 million. Net operating assets consisted primarily of accrued expenses, accounts receivable, accounts payable, inventory, and prepaid expenses and other current assets to support the growth of our operations.

Net cash used in operating activities for the three months ended March 31, 2025 was $12.8 million and consisted primarily of a net loss of $13.8 million and a change in net operating assets of $1.7 million, partially offset by a non-cash charge of $2.5 million related to stock-based compensation expense.

Cash used in investing activities:

Cash used in investing activities was $0.1 million for each of the three months ended March 31, 2026 and 2025, respectively, and consisted of purchases of property and equipment.

Cash provided by financing activities:

Net cash provided by financing activities for the three months ended March 31, 2026 was $8.9 million and consisted primarily of $10.0 million related to net proceeds from debt financing partially offset by $1.1 million related to the debt financing costs.

Net cash provided by financing activities for the three months ended March 31, 2025 was $9.6 million and consisted of $9.2 million related to net proceeds from the issuance of common stock through the ATM offering and $0.4 million related to proceeds from the exercise of common stock options.

Contractual obligations and commitments

There have been no material changes to our contractual obligations as of March 31, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Critical accounting policies and estimates

For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the three months ended March 31, 2026.

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

Credit risk

As of March 31, 2026 and December 31, 2025, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the information in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, except for certain sell-to-cover arrangements with our officers authorizing pre-arranged sales of shares of our common stock to satisfy tax withholding obligations we have arising exclusively from the vesting of RSUs and PSUs. The amount of shares to be sold to satisfy our withholding obligations under these arrangements is dependent on future events which cannot be known at this time, including the future trading price of our common stock. The expiration date relating to these arrangements is dependent on future events which cannot be known at this time, including the vesting date and any termination of service.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

10.1

Second Amendment to Loan and Security Agreement, dated as of January 9, 2026, among the Company, Innovatus Life Sciences Lending Fund I, LP, as the collateral agent and a lender, and the other lenders from time to time party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 12, 2026)

10.2

Form of Performance Stock Unit Agreement (Executives – 2026-2027 Cumulative Revenue) pursuant to 2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 3, 2026)

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

Date: May 12, 2026

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)