Form 10-Q
period 2026-06-30
CVRx, Inc.
filed 2026-08-06
CIK 1235912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
Commission File Number: 001-40545
__________________________________________________________________
CVRx, Inc.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Delaware	41-1983744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
9201 West Broadway Avenue
Suite 650
Minneapolis, MN 55445
(Address of Principal Executive Offices)
(763) 416-2840
(Registrant’s telephone number)
__________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of July 30, 2026, there were 26,641,597 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.
Quarterly Report on Form 10-Q
For the quarterly period ended June 30, 2026
Cautionary Note on Forward-Looking Statements
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
Summary Risk Factors
Our business is subject to numerous risks and uncertainties, including those described in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as updated in Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
•we have a history of significant losses, which we expect to continue, and we may not be able to achieve or sustain profitability;
•our principal stockholders, management, and directors (one of whom is affiliated with one of our principal stockholders) own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval;
•we have a limited history operating as a commercial company and are highly dependent on a single product, Barostim, and the failure to increase market acceptance in the U.S. for Barostim would negatively impact our business, liquidity, and results of operations;
•we have limited commercial sales experience marketing and selling Barostim, and if we are unable to continue to maintain and grow sales and marketing capabilities, we will be unable to generate sustained and increasing product revenue;
•we must continue to demonstrate to physicians and patients the merits of Barostim;

•if third-party payers do not provide adequate coverage and reimbursement for the use of Barostim, our revenue will be negatively impacted;
•our industry is highly competitive; if our competitors, many of which are large, well-established companies with substantially greater resources than us and have a long history of competing in the heart failure market, are better able to develop and market products that are safer, more effective, less costly, easier to use, or otherwise more attractive than Barostim, our business will be adversely impacted;
•if we fail to receive access to hospitals, our sales may decrease;
•we are dependent upon third-party manufacturers and suppliers, and in some cases a limited number of suppliers, making us vulnerable to supply shortages, loss or degradation in performance of the suppliers, price fluctuations, and ongoing supply chain disruptions, which could harm our business;
•manufacturing risks may adversely affect our ability to manufacture our product and could reduce our gross margin and profitability;
•our clinical studies may not produce results necessary to support regulatory clearance or approval, and could produce negative or inconclusive results;
•a pandemic, epidemic or outbreak of an infectious disease in the U.S. or worldwide could adversely affect our business;
•we may face product liability claims that could be costly, divert management’s attention and harm our reputation;
•we may in the future become involved in lawsuits to protect or enforce our intellectual property or defend ourselves against intellectual property disputes, which could be expensive, time consuming and ultimately unsuccessful, and could result in the diversion of significant resources, thereby hindering our ability to effectively commercialize our existing or future products;
•if we fail to retain our key executives or recruit and hire new employees, our operations and financial results may be adversely affected while we attract other highly qualified personnel; and
•we will continue to obtain long-term clinical data regarding the safety and effectiveness of our products, which could impact future adoption and regulatory approvals.

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
CVRx, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$64,586	$75,708
Accounts receivable, net of allowances of $869 and $871, respectively	9,401	10,665
Inventory	13,028	12,205
Prepaid expenses and other current assets	2,473	3,069
Total current assets	89,488	101,647
Property and equipment, net	2,061	2,243
Operating lease right-of-use asset	708	878
Other non-current assets	26	26
Total assets	$92,283	$104,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,874	$3,833
Accrued expenses	7,250	9,484
Total current liabilities	11,124	13,317
Long-term debt	58,571	49,514
Operating lease liability, non-current portion	448	638
Other long-term liabilities	2,187	2,001
Total liabilities	72,330	65,470
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of June 30, 2026 and December 31, 2025; 26,641,597 and 26,311,607 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	266	263
Additional paid-in capital	637,707	629,916
Accumulated deficit	(617,816)	(590,652)
Accumulated other comprehensive loss	(204)	(203)
Total stockholders’ equity	19,953	39,324
Total liabilities and stockholders’ equity	$92,283	$104,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$15,705	$13,589	$30,474	$25,937
Cost of goods sold	1,981	2,139	3,869	4,175
Gross profit	13,724	11,450	26,605	21,762
Operating expenses:
Research and development	3,130	2,469	6,214	4,986
Selling, general and administrative	23,617	23,357	45,575	44,589
Total operating expenses	26,747	25,826	51,789	49,575
Loss from operations	(13,023)	(14,376)	(25,184)	(27,813)
Interest expense	(1,578)	(1,473)	(3,129)	(2,930)
Other income, net	560	1,110	1,153	2,233
Loss before income taxes	(14,041)	(14,739)	(27,160)	(28,510)
Benefit (provision) for income taxes	(3)	3	(4)	8
Net loss	(14,044)	(14,736)	(27,164)	(28,502)
Cumulative translation adjustment	—	3	—	3
Comprehensive loss	$(14,044)	$(14,733)	$(27,164)	$(28,499)
Net loss per share, basic and diluted	$(0.53)	$(0.57)	$(1.03)	$(1.10)
Weighted-average common shares used to compute net loss per share, basic and diluted	26,515,442	26,071,316	26,435,958	25,974,229
The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of March 31, 2026	26,428,767	$264	$632,820	$(603,772)	$(203)	$29,109
Exercise of stock options	6,381	—	35	—	—	35
Employee stock compensation	—	—	3,665	—	—	3,665
Proceeds from Employee Stock Purchase Plan	102,808	1	449	—	—	450
Vesting of restricted stock units	1,487	—	—	—	—	—
Issuance of common stock	102,154	1	738	—	—	739
Net loss for the three months ended June 30, 2026	—	—	—	(14,044)	—	(14,044)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of June 30, 2026	26,641,597	$266	$637,707	$(617,816)	$(204)	$19,953

Balances as of March 31, 2025	26,051,992	$261	$620,416	$(551,112)	$(205)	$69,360
Exercise of stock options	22,017	—	32	—	—	32
Proceeds from Employee Stock Purchase Plan	71,942	—	360	—	—	360
Employee stock compensation	—	—	2,916	—	—	2,916
Net loss for the three months ended June 30, 2025	—	—	—	(14,736)	—	(14,736)
Cumulative translation adjustment	—	—	—	—	2	2
Balances as of June 30, 2025	26,145,951	$261	$623,724	$(565,848)	$(203)	$57,934

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2025	26,311,607	$263	$629,916	$(590,652)	$(203)	$39,324
Exercise of stock options	42,881	—	67	—	—	67
Proceeds from Employee Stock Purchase Plan	102,808	1	449	—	—	450
Employee stock compensation	—	—	6,581	—	—	6,581
Vesting of restricted stock units	82,147	1	(1)	—	—	—
Issuance of common stock	102,154	1	695	—	—	696
Net loss for the six months ended June 30, 2026	—	—	—	(27,164)	—	(27,164)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of June 30, 2026	26,641,597	$266	$637,707	$(617,816)	$(204)	$19,953

Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	205,863	2	447	—	—	449
Proceeds from Employee Stock Purchase Plan	71,942	—	360	—	—	360
Employee stock compensation	—	—	5,371	—	—	5,371
Issuance of common stock	543,462	6	9,192	—	—	9,198
Net loss for the six months ended June 30, 2025	—	—	—	(28,502)	—	(28,502)
Cumulative translation adjustment	—	—	—	—	3	3
Balances as of June 30, 2025	26,145,951	$261	$623,724	$(565,848)	$(203)	$57,934
The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(27,164)	$(28,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,581	5,371
Depreciation of property and equipment	414	377
Loss on disposal of equipment	1	—
Amortization of deferred financing costs and loan discount	167	119
Changes in operating assets and liabilities:
Accounts receivable	1,264	2,115
Inventory	(823)	387
Prepaid expenses and other current assets	596	271
Accounts payable	41	450
Accrued expenses	(2,067)	(1,291)
Net cash used in operating activities	(20,990)	(20,703)
Cash flows from investing activities:
Purchase of property and equipment	(234)	(217)
Net cash used in investing activities	(234)	(217)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	68	449
Proceeds from Employee Stock Purchase Plan	449	360
Proceeds from the issuance of common stock	696	9,198
Proceeds from debt financing	10,000	—
Debt financing costs	(1,110)	—
Net cash provided by financing activities	10,103	10,007
Effect of currency exchange on cash and cash equivalents	(1)	5
Net change in cash and cash equivalents	(11,122)	(10,908)
Cash and cash equivalents at beginning of period	75,708	105,933
Cash and cash equivalents at end of period	$64,586	$95,025
Supplemental Information:
Cash paid for interest	$2,715	$2,537
Cash paid for income taxes	$—	$—
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
Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of June 30, 2026 and December 31, 2025, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of June 30, 2026 and December 31, 2025, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits were in excess of insured limits.
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
Leases
Operating leases are included in operating lease right-of-use (“ROU”) asset, accrued expenses, and operating lease liability – non-current portion in our balance sheets. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. We used the incremental borrowing rate based on information readily available at the time of recognition to determine the present value of the lease payments. The determination of our incremental borrowing rate requires management judgment based on information available at lease commencement.
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

3.  Selected balance sheet information
Inventory consists of the following at:

(in thousands)	June 30, 2026	December 31, 2025
Raw material	$9,366	$8,628
Work-in-process	356	473
Finished goods	3,306	3,104
	$13,028	$12,205
Property and equipment, net consists of the following at:

(in thousands)	June 30, 2026	December 31, 2025
Office furniture and equipment	$399	$512
Lab equipment	2,679	3,533
Computer equipment and software	1,021	1,194
Leasehold improvements	827	827
Capital equipment in process	428	325
	5,354	6,391
Less: Accumulated depreciation and amortization	3,293	4,148
	$2,061	$2,243
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.2 million for each of the three months ended June 30, 2026 and 2025, and $0.4 million for each of the six months ended June 30, 2026 and 2025, respectively.

Accrued expenses consist of the following at:

(in thousands)	June 30, 2026	December 31, 2025
Bonuses	$3,806	$5,200
401(k) match	756	1,136
Accrued interest payable	463	403
Customer rebates	398	801
Operating lease liability, current portion	371	352
Paid time off	346	630
Clinical trial and other professional fees	188	116
Taxes	53	93
Other	869	753
	$7,250	$9,484
4. Debt
Innovatus Loan Agreement
On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. In connection with the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2026. The Term Loans require interest only payments through December 2029, followed by monthly principal and interest payments. A final payment of $2.7 million, equal to 4.5% of the original borrowed principal amount, is due in May 2031. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate and (ii) 6.75%; plus (b) 2.65%, which margin will decrease to 2% after we achieve a positive adjusted EBITDA for two consecutive quarters. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of June 30, 2026.

In connection with the Loan Agreement, we recorded $2.2 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

(in thousands)	June 30, 2026
2026	$—
2027	—
2028	—
2029	—
2030	41,250
Thereafter	18,750
60,000
Less: Unamortized debt costs and discounts	(1,429)
Long-term debt	$58,571
5.  Leases
We lease 35,183 square feet of office space in Minneapolis, Minnesota, which houses our principal executive offices and our manufacturing facility. We lease this space under an operating lease agreement that commenced December 1, 2008 and was scheduled to expire August 31, 2024. On April 21, 2023, we extended the operating lease for our office space in Minneapolis, Minnesota for an additional 49 consecutive months through August 31, 2028. On November 7, 2023, we expanded our existing office space with the addition of 7,615 square feet of property adjacent to our principal executive offices and our manufacturing facility. On May 20, 2025, we further increased our office space by leasing an additional 3,678 square feet of the contiguous property. The term on this expanded property is for 40 consecutive months, which will run concurrently with the term on the existing lease. We intend to add new facilities as we grow, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations. Our operating lease agreement includes an option to renew for one additional period of three years. The exercise of the lease renewal option is at our sole discretion and was not included in the lease term for the calculation of the ROU asset and lease liability, as it is not reasonably certain of exercise.

In addition to base rent, we also pay our proportionate share of operating expenses, as defined in the lease. These payments are made monthly and are adjusted annually to reflect actual charges incurred for operating expenses, such as common area maintenance, taxes, and insurance.
The following table presents the lease balances within the condensed consolidated balance sheets:

(in thousands)	June 30, 2026	December 31, 2025
Right-of-use assets:
Operating lease right-of-use asset	$708	$878
Operating lease liabilities:
Accrued expenses	371	352
Operating lease liability, non-current portion	448	638
Total operating lease liabilities	$819	$990

Maturities of our lease liability for our operating lease are as follows as of June 30, 2026:

(in thousands)	June 30, 2026
2026	$207
2027	424
2028	253
Total undiscounted lease payments	884
Less: imputed interest	(65)
Present value of lease liability	$819
As of June 30, 2026, the remaining lease term was 2.2 years, and the weighted average discount rate was 7.1%. The operating cash outflows from our operating lease were $0.3 million for each of the six months ended June 30, 2026 and 2025.
6.  Stockholders’ equity
Common Stock Warrants
We had common stock warrants exercisable for 47,408 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share outstanding and 102,718 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share outstanding at June 30, 2026 and December 31, 2025, respectively.
At-the-Market (“ATM”) Offering
We issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the year ended December 31, 2025. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025.
On January 12, 2026, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent. We issued 102,154 shares of common stock for gross proceeds of $0.8 million under the ATM offering during the six months ended June 30, 2026. We have remaining capacity to issue and sell up to approximately $49.2 million of additional shares of common stock under this ATM offering.

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
As of June 30, 2026, there were 463,119 shares available for future issuance under the 2021 Plan, based on awards outstanding and reserved at target levels for PSUs. In connection with the PSUs granted during 2026, we evaluated the number of shares that could be issued assuming maximum achievement of the applicable performance conditions. If PSUs are reserved at the maximum payout level, the number of shares subject to outstanding awards could exceed the shares available under the plan as of June 30, 2026. We expect that we will have sufficient shares available for issuance under the 2021 Plan to satisfy these awards as a result of future automatic annual increases pursuant to the terms of the plan prior to the end of the performance period.

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
The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Balance as of December 31, 2025	5,834,448	$11.96	$2,459
Granted	1,217,444	7.83
Cancelled / Forfeited	(241,342)	13.63
Exercised	(42,881)	1.58
Balance as of June 30, 2026	6,767,669	$11.23	$620
Options exercisable as of June 30, 2026	4,181,115	$11.48	$620
As of June 30, 2026, stock options outstanding included 4,363 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of June 30, 2026, the weighted average remaining contractual life was 6.8 years. For options exercisable as of June 30, 2026, the weighted average remaining contractual life was 5.5 years. As of June 30, 2026, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $20.1 million. As of June 30, 2026, the related weighted average period over which the expense is expected to be recognized is approximately 2.7 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested Balance as of December 31, 2025	383,268	$12.11	$2,721
Granted	743,430	7.76
Vested	(82,147)	12.84
Cancelled / Forfeited	(22,020)	10.28
Unvested Balance as of June 30, 2026	1,022,531	$8.92	$5,256
The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. 82,147 RSUs were vested as of June 30, 2026. As of June 30, 2026, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $8.3 million. As of June 30, 2026, the related weighted average period over which the expense is expected to be recognized is approximately 3.3 years.
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

If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.

The following is a summary of PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested Balance as of December 31, 2025	—	$—	$—
Granted	602,000	8.16
Vested	—	—
Cancelled / Forfeited	—	—
Unvested Balance as of June 30, 2026	602,000	$8.16	$3,094

The aggregate intrinsic value of unvested PSUs is based on our closing stock price on the last trading day of the period. As of June 30, 2026, there was $4.2 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of 2.0 years.

Employee Stock Purchase Plan
Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. No annual increase was made to the shares reserved for issuance under the ESPP as of January 1, 2026. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the six months ended June 30, 2026, 102,808 shares of common stock were purchased under the ESPP for $0.5 million of employee contributions. As of June 30, 2026, there were 634,588 shares available for issuance under the ESPP.

Stock-based compensation expense
We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP purchase rights on the grant date. The fair values of RSUs and PSUs are determined based on the closing stock price of our common stock on the grant date. We measure stock-based compensation expense based on the grant date fair value of the award and recognize compensation expense over the requisite service period, which is generally the vesting period for stock options, RSUs, and PSUs, and the offering period for ESPP purchase rights. The amount of stock-based compensation expense recognized for stock option, RSU, and PSU awards during a period is based on the portion of the awards that are ultimately expected to vest. The amount of stock-based compensation expense recognized for ESPP purchase rights during a period is based on the estimated purchase rights as of the grant date. We account for forfeitures as they occur.
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Weighted average fair value of options granted	$6.28	$9.52
Expected term (in years) — non-officer employees	5.5 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	6.1	6.1
Expected volatility	98.2% to 99.1%	95.0% to 103.1%
Expected dividend yield	—%	—%
Risk-free interest rate	3.72% to 4.32%	3.93% to 4.47%
The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the six months ended June 30, 2026 and 2025:

	June 30,
	2026	2025
Weighted average fair value per ESPP purchase right	$1.63	$2.83
Expected term (in years)	0.5	0.5
Expected volatility	61.1%	112.3%
Expected dividend yield	—%	—%
Risk-free interest rate	3.58%	4.25%
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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2026	2025	2026	2025
Options	$2,430	$2,596	$4,662	$4,810
RSUs	617	265	1,011	357
PSUs	548	—	740	—
Employee Stock Purchase Plan	68	55	168	204
Total stock-based compensation expense	$3,663	$2,916	$6,581	$5,371

Selling, general & administrative	$3,273	$2,610	$5,849	$4,865
Research & development	353	270	662	435
Cost of goods sold	37	36	70	71
	$3,663	$2,916	$6,581	$5,371
8.  Income taxes
As of June 30, 2026 and December 31, 2025, a valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. Provision for income taxes for the three months ended June 30, 2026 was $3,000 and benefit for income taxes for the three months ended June 30, 2025 was $3,000. Provision for income taxes for the six months ended June 30, 2026 was $4,000 and benefit for income taxes for the six months ended June 30, 2025 was $8,000.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax-related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions, including the capitalization of certain R&D costs. The legislation has multiple effective dates, with certain provisions effective in 2026 and others implemented through 2028. The impacts of the OBBBA were taken into account in our provision for income taxes for fiscal year 2025. Because a valuation allowance has been recorded against all deferred tax assets, the impacts of the OBBBA were not material to our consolidated financial statements or related disclosures.

9. Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(14,044)	$(14,736)	$(27,164)	$(28,502)
Denominator:
Weighted average common shares outstanding — basic and diluted	26,515,442	26,071,316	26,435,958	25,974,229
Net loss per share attributable to common stockholders — basic and diluted	$(0.53)	$(0.57)	$(1.03)	$(1.10)
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

	Six months ended June 30,
	2026	2025
Options	6,767,669	6,025,124
RSUs	1,022,531	335,658
PSUs	602,000	—
Warrants	47,408	103,349
	8,439,608	6,464,131
10. Commitments and contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual or disclosure as of June 30, 2026 or December 31, 2025.
On May 14, 2026, we received a civil investigative demand (“CID”) from the U.S. Department of Justice in connection with an investigation under the False Claims Act. The CID requested information and documents regarding an investigation into whether we caused the submission of false claims to government health insurance programs by improperly marketing our device, offering or paying kickbacks to healthcare providers or providing false information to government health insurance programs. We are cooperating with the investigation and are in the process of responding to the CID. We cannot predict the eventual scope, duration or outcome of this matter at this time and are unable to estimate the possibility of, or amount or range of, any possible financial loss related to this matter.

11. Employee benefit plans
We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.4 million for the three months ended June 30, 2026 and $0.3 million for the three months ended 2025. We recorded an expense for matching contributions of $0.8 million and $0.6 million for the six months ended June 30, 2026 and 2025.
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
We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
U.S.	$14,775	$12,243	$28,425	$23,444
Other countries	930	1,346	2,049	2,493
	$15,705	$13,589	$30,474	$25,937
As of June 30, 2026 and December 31, 2025, substantially all our long-lived assets were located in the U.S.
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
The costs for the device and implantation procedure are reimbursed through various third-party payers, such as government agencies and commercial payers. In the U.S., we estimate that 67% of our target patient population is Medicare-eligible based on the age demographic of the HFrEF patient population indicated for Barostim. As a result, we have prioritized coverage by the Centers for Medicare and Medicaid Services while simultaneously developing processes to engage commercial payers. All Medicare Administrative Contractors have retired their official automatic coverage denial policies for our Current Procedural Terminology ("CPT") codes, thereby allowing hospitals to submit payment requests for the Barostim procedure to be adjudicated on a claim-by-claim basis. Our reimbursement strategy involves continuing to broaden our current coverage and build our in-house market access team to obtain appropriate prior authorization approvals in advance of treatment on a case-by-case basis where positive coverage policies currently do not exist. Outside the U.S., reimbursement levels vary by country and within some countries by region. Barostim is eligible for reimbursement in certain countries in the European Economic Area, such as Germany, where annual healthcare budgets for the hospital generally determine the number of patients to be treated and the prices to be paid for the related devices that may be purchased.
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
On October 31, 2022, we entered into the Loan Agreement allowing borrowing, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. In connection with the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2026.

As a result of the planned investments to fund our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.
Recent Developments
Humana, a national health insurance company with the second largest Medicare Advantage program in the U.S., announced that it issued a Medicare Advantage coverage policy for Barostim therapy, effective May 1, 2026. The new policy covers Barostim for patients meeting its current FDA-approved indication as well as patients enrolled in the BENEFIT-HF trial, the landmark heart failure study evaluating Barostim in a significantly expanded patient population initiated earlier this year.
In July 2026, the Centers for Medicare & Medicaid Services, as part of the proposed rule for the 2027 Outpatient Prospective Payment System, proposed to retain the Barostim implant procedure under New Technology Ambulatory Payment Classification 1580, with an associated outpatient payment rate of approximately $45,000. The final rule is expected to be issued in November and take effect January 1, 2027.

We expect a lower rate of year-over-year revenue growth in the second half of fiscal 2026 than we experienced in the first half of fiscal 2026. This outlook is driven by fewer sales territories than anticipated, lower sales force productivity and a prolonged challenge with one of the largest payers. We are taking direct action to address these headwinds, including continuing to improve our hiring process, investing in onboarding and training and creating multiple field-based reimbursement and business management roles, funded through a reallocation of resources. We also continue to appeal prior authorization denials to advocate on behalf of patients. We continue to see strong growth in our most stable regions, while at the same time we continue to advance our BENEFIT-HF trial and our broader clinical and reimbursement strategies.

Factors affecting our performance
We believe there are several important factors that have impacted and that we expect will continue to impact our business and results of operations. These factors include:
•Growing and supporting our U.S. commercial organization;
•Promoting awareness among physicians, hospitals, and patients to accelerate adoption of Barostim;
•Continuing to develop and disseminate clinical evidence supporting the benefits of Barostim;
•Raising awareness among payers to build upon reimbursement for Barostim;
•Investing in research and development to foster innovation; and
•Leveraging our manufacturing capacity to further improve our gross margins.
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

Results of operations
Consolidated results of operations for the three months ended June 30, 2026, compared to the three months ended June 30, 2025

	Three months ended June 30,		Change
(unaudited and in thousands)	2026	2025	$	%
Revenue	$15,705	$13,589	$2,116	16%
Cost of goods sold	1,981	2,139	(158)	(7)%
Gross profit	13,724	11,450	2,274	20%
Gross margin	87%	84%
Operating expenses:
Research and development	3,130	2,469	661	27%
Selling, general and administrative	23,617	23,357	260	1%
Total operating expenses	26,747	25,826	921	4%
Loss from operations	(13,023)	(14,376)	1,353	(9)%
Interest expense	(1,578)	(1,473)	(105)	7%
Other income, net	560	1,110	(550)	(50)%
Loss before income taxes	(14,041)	(14,739)	698	(5)%
Benefit (provision) for income taxes	(3)	3	(6)	(200)%
Net loss	$(14,044)	$(14,736)	$692	(5)%
The following table provides revenue by geography:

	Three months ended June 30,		Change
(unaudited and in thousands)	2026	2025	$	%
United States	$14,775	$12,243	$2,532	21%
Europe	930	1,346	(416)	(31)%
Total Revenue	$15,705	$13,589	$2,116	16%
Revenue was $15.7 million for the three months ended June 30, 2026, an increase of $2.1 million, or 16%, over the three months ended June 30, 2025.
Revenue generated in the U.S. was $14.8 million for the three months ended June 30, 2026, an increase of $2.5 million, or 21%, compared to the three months ended June 30, 2025. Revenue units in the U.S. totaled 466 and 391 for the three months ended June 30, 2026 and 2025, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.
As of June 30, 2026, we had a total of 258 active implanting centers in the U.S., as compared to 240 as of June 30, 2025. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of June 30, 2026, we had a total of 56 sales territories in the U.S. as compared to 47 sales territories as of June 30, 2025.
Revenue generated in Europe was $0.9 million for the three months ended June 30, 2026, a $0.4 million decrease, or 31%, compared to the three months ended June 30, 2025. Total revenue units in Europe decreased to 40 for the three months ended June 30, 2026, as compared to 61 in the prior year period. We had five sales territories in Europe as of June 30, 2026 and June 30, 2025.

Cost of goods sold and gross margin
Cost of goods sold decreased $0.2 million, or 7%, to $2.0 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.
Gross profit was $13.7 million for the three months ended June 30, 2026, an increase of $2.3 million, or 20%, over the three months ended June 30, 2025. Gross margin increased to 87% for the three months ended June 30, 2026, compared to 84% for the three months ended June 30, 2025. Gross margin for the three months ended June 30, 2026 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.
Research and development expenses
R&D expenses increased $0.7 million, or 27%, to $3.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This change was driven by a $0.6 million increase in headcount expenses and a $0.1 million increase in clinical trial expenses.
Selling, general and administrative expenses
SG&A expenses increased $0.3 million, or 1%, to $23.6 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This change was primarily driven by a $0.7 million increase in non-cash stock-based compensation expenses and a $0.5 million increase in legal expenses, partially offset by a $0.6 million decrease in advertising expenses and a $0.3 million decrease in travel expenses.
Interest expense
Interest expense increased $0.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.
Other income, net
Other income, net decreased $0.6 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was driven by the interest income on lower balances of our interest-bearing accounts.
Benefit (provision) for income taxes
Benefit (provision) for income taxes was nominal for each of the three months ended June 30, 2026 and 2025.

Consolidated results of operations for the six months ended June 30, 2026, compared to the six months ended June 30, 2025

	Six months ended June 30,		Change
(unaudited and in thousands)	2026	2025	$	%
Revenue	$30,474	$25,937	$4,537	17%
Cost of goods sold	3,869	4,175	(306)	(7)%
Gross profit	26,605	21,762	4,843	22%
Gross margin	87%	84%
Operating expenses:
Research and development	6,214	4,986	1,228	25%
Selling, general and administrative	45,575	44,589	986	2%
Total operating expenses	51,789	49,575	2,214	4%
Loss from operations	(25,184)	(27,813)	2,629	(9)%
Interest expense	(3,129)	(2,930)	(199)	7%
Other income, net	1,153	2,233	(1,080)	(48)%
Loss before income taxes	(27,160)	(28,510)	1,350	(5)%
Benefit (provision) for income taxes	(4)	8	(12)	(150)%
Net loss	$(27,164)	$(28,502)	$1,338	(5)%
The following table provides revenue by geography:

	Six months ended June 30,		Change
(unaudited and in thousands)	2026	2025	$	%
United States	$28,425	$23,444	$4,981	21%
Europe	2,049	2,493	(444)	(18)%
Total Revenue	$30,474	$25,937	$4,537	17%
Revenue was $30.5 million for the six months ended June 30, 2026, an increase of $4.5 million, or 17%, over the six months ended June 30, 2025.
Revenue generated in the U.S. was $28.4 million for the six months ended June 30, 2026, an increase of $5.0 million, or 21%, compared to the six months ended June 30, 2025. Revenue units in the U.S. totaled 895 and 750 for the six months ended June 30, 2026 and 2025, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.
Revenue generated in Europe was $2.0 million for the six months ended June 30, 2026, a $0.4 million decrease, or 18%, compared to the six months ended June 30, 2025. Total revenue units in Europe decreased to 96 for the six months ended June 30, 2026, as compared to 120 in the prior year period.
Cost of goods sold and gross margin
Cost of goods sold decreased $0.3 million, or 7%, to $3.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.
Gross profit was $26.6 million for the six months ended June 30, 2026, an increase of $4.8 million, or 22%, over the six months ended June 30, 2025. Gross margin increased to 87% for the six months ended June 30, 2026, compared to 84% for the six months ended June 30, 2025. Gross margin for the six months ended June 30,

2026 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.
Research and development expenses
R&D expenses increased $1.2 million, or 25%, to $6.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This change was driven by a $0.9 million increase in headcount expenses and a $0.4 million increase in consulting expense.
Selling, general and administrative expenses
SG&A expenses increased $1.0 million, or 2%, to $45.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This change was primarily driven by a $1.0 million increase in non-cash stock-based compensation expense, a $0.9 million increase in headcount expense, and a $0.6 million increase in legal expenses, partially offset by a $0.9 million decrease in advertising expenses, a $0.3 million decrease in consulting expense, and a $0.3 million decrease in travel expenses.
Interest expense
Interest expense increased $0.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was driven by the interest expense on higher levels of borrowings under the Loan Agreement.

Other income, net
Other income, net decreased $1.1 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This decrease was primarily driven by decreased interest income on our interest-bearing accounts.

Benefit (provision) for income taxes
Benefit (provision) for income taxes was nominal for each of the six months ended June 30, 2026 and 2025.

Liquidity, capital resources and plan of operations
We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $64.6 million and $75.7 million, respectively. For the three months ended June 30, 2026 and 2025, our net losses were $14.0 million and $14.7 million, respectively. For the six months ended June 30, 2026 and 2025, our net losses were $27.2 million and $28.5 million, respectively. Our net cash used in operating activities for the six months ended June 30, 2026 and 2025 was $21.0 million and $20.7 million, respectively.
On October 31, 2022, we entered into the Loan Agreement under which we were allowed to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones. In connection with the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of June 30, 2026.
On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an ATM offering, to or through the agent. We issued 543,462 shares of common stock for gross proceeds of $9.5 million during the year ended December 31, 2025. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025. On January 12, 2026, we entered into a Sale Agreement with Jefferies

LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent. We issued 102,154 shares of common stock for gross proceeds of $0.8 million during the six months ended June 30, 2026. We have remaining capacity to issue and sell up to approximately $49.2 million of additional shares of common stock under this ATM offering.
Our future liquidity and capital funding requirements will depend on numerous factors, including:
•our investment in our U.S. commercial infrastructure and sales forces;
•the degree and rate of market acceptance of Barostim and the ability for our customers to obtain appropriate levels of reimbursement;
•the costs of commercialization activities, including product sales, marketing, manufacturing, and distribution;
•our R&D activities for product enhancements and to expand our indications;
•the costs of filing, prosecuting, defending, and enforcing any patent claims and other intellectual property rights;
•our need to implement additional infrastructure and internal systems;
•our ability to hire additional personnel to support our operations as a public company; and
•the emergence of competing technologies or other adverse market developments.
We believe that our existing cash resources together with cash from operations will be sufficient to meet our forecasted requirements for operating liquidity, capital expenditures and debt services for more than eighteen months. If these sources are insufficient to meet our liquidity requirements, or to fund the execution or acceleration of our growth strategies, we may seek additional equity financing or enter into an additional loan agreement. If we raise additional funds by issuing equity securities, our stockholders would experience dilution. Additional debt financing, if available, may involve covenants further restricting our operations or our ability to incur additional debt. Any such debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.
Additional financing may not be available at all or may only be available in amounts or on terms that we do not deem to be favorable. If we are unable to obtain additional financing when needed to satisfy our liquidity requirements, we may be required to delay the commercialization and marketing of Barostim.
Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Six months ended June 30,
	(unaudited)
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(20,990)	$(20,703)
Investing activities	(234)	(217)
Financing activities	10,103	10,007
Effect of currency exchange on cash and cash equivalents	(1)	5
Net change in cash and cash equivalents	$(11,122)	$(10,908)

Cash used in operating activities
Net cash used in operating activities for the six months ended June 30, 2026 was $21.0 million and consisted primarily of a net loss of $27.2 million, partially offset by a non-cash charge of $6.6 million related to stock-based compensation expense, and a change in net operating assets of $1.0 million. Net operating assets consisted primarily of accrued expenses, accounts receivable, inventory, prepaid expenses and other current assets, and accounts payable to support the growth of our operations.
Net cash used in operating activities for the six months ended June 30, 2025 was $20.7 million and consisted primarily of a net loss of $28.5 million, partially offset by a non-cash charge of $5.4 million related to stock-based compensation expense and a change in net operating assets of $1.9 million. Net operating assets consisted primarily of accounts receivable, accrued expenses, accounts payable, inventory, and prepaid expenses and other current assets to support the growth of our operations.
Cash used in investing activities:
Cash used in investing activities was $0.2 million for each of the six months ended June 30, 2026 and 2025, respectively, and consisted of purchases of property and equipment.
Cash provided by financing activities:
Net cash provided by financing activities for the six months ended June 30, 2026 was $10.1 million and consisted of $8.9 million related to net proceeds from the debt financing, $0.7 million related to proceeds from the issuance of common stock, $0.4 million related to proceeds from the ESPP, and $0.1 million related to proceeds from the exercise of common stock options.
Net cash provided by financing activities for the six months ended June 30, 2025 was $10.0 million and consisted of $9.2 million related to net proceeds from the issuance of common stock through the ATM offering, $0.4 million related to proceeds from the exercise of common stock options and $0.4 million related to proceeds from the ESPP.

Contractual obligations and commitments
There have been no material changes to our contractual obligations as of June 30, 2026, as compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical accounting policies and estimates
For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the six months ended June 30, 2026.
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
Credit risk
As of June 30, 2026 and December 31, 2025, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.
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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. The information included in Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1.

Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

10.1†	Form of Stock Option Agreement (Non-Employee Directors) pursuant to 2021 Equity Incentive Plan commencing 2026

10.2†	Form of Restricted Stock Unit Agreement (Non-Employee Directors) pursuant to 2021 Equity Incentive Plan

10.3	Employment Transition Agreement between the Company and Jared Oasheim dated June 8, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2026)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________________________________
†Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.
Date: August 6, 2026

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)