Form 10-Q
period 2026-09-30
CVRx, Inc.
filed 2026-11-05
CIK 1235912

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒
As of October 29, 2026, there were 28,485,019 shares of the registrant’s common stock, par value $0.01 per share outstanding.

CVRx, Inc.
Quarterly Report on Form 10-Q
For the quarterly period ended September 30, 2026
Cautionary Note on Forward-Looking Statements
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

PART I —FINANCIAL INFORMATION
Item 1. Financial Statements
CVRx, INC.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$58,746	$75,708
Accounts receivable, net of allowances of $868 and $871, respectively	9,589	10,665
Inventory	13,628	12,205
Prepaid expenses and other current assets	3,060	3,069
Total current assets	85,023	101,647
Property and equipment, net	1,940	2,243
Operating lease right-of-use asset	623	878
Other non-current assets	26	26
Total assets	$87,612	$104,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,142	$3,833
Accrued expenses	8,368	9,484
Total current liabilities	12,510	13,317
Long-term debt	58,655	49,514
Operating lease liability, non-current portion	349	638
Other long-term liabilities	2,280	2,001
Total liabilities	73,794	65,470
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 200,000,000 authorized as of September 30, 2026 and December 31, 2025; 28,485,256 and 26,311,607 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	285	263
Additional paid-in capital	645,716	629,916
Accumulated deficit	(631,979)	(590,652)
Accumulated other comprehensive loss	(204)	(203)
Total stockholders’ equity	13,818	39,324
Total liabilities and stockholders’ equity	$87,612	$104,794
The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$13,832	$14,690	$44,306	$40,627
Cost of goods sold	1,834	1,937	5,703	6,112
Gross profit	11,998	12,753	38,603	34,515
Operating expenses:
Research and development	2,655	3,146	8,869	8,132
Selling, general and administrative	22,388	21,875	67,963	66,464
Total operating expenses	25,043	25,021	76,832	74,596
Loss from operations	(13,045)	(12,268)	(38,229)	(40,081)
Interest expense	(1,607)	(1,480)	(4,736)	(4,410)
Other income, net	488	875	1,641	3,108
Loss before income taxes	(14,164)	(12,873)	(41,324)	(41,383)
Benefit (provision) for income taxes	1	3	(3)	11
Net loss	(14,163)	(12,870)	(41,327)	(41,372)
Cumulative translation adjustment	—	(1)	(1)	2
Comprehensive loss	$(14,163)	$(12,871)	$(41,328)	$(41,370)
Net loss per share, basic and diluted	$(0.52)	$(0.49)	$(1.55)	$(1.59)
Weighted-average common shares used to compute net loss per share, basic and diluted	27,246,765	26,168,562	26,708,952	26,039,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)
(Unaudited)

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of June 30, 2026	26,641,597	$266	$637,707	$(617,816)	$(204)	$19,953
Exercise of stock options	758	—	—	—	—	—
Employee stock compensation	—	—	2,871	—	—	2,871
Vesting of restricted stock units	4,387	1	(1)	—	—	—
Issuance of common stock	1,838,514	18	5,139	—	—	5,157
Net loss for the three months ended September 30, 2026	—	—	—	(14,163)	—	(14,163)
Cumulative translation adjustment	—	—	—	—	—	—
Balances as of September 30, 2026	28,485,256	$285	$645,716	$(631,979)	$(204)	$13,818

Balances as of June 30, 2025	26,145,951	$261	$623,724	$(565,848)	$(203)	$57,934
Exercise of stock options	47,782	1	147	—	—	148
Employee stock compensation	—	—	2,888	—	—	2,888
Issuance of common stock	—	—	(45)	—	—	(45)
Net loss for the three months ended September 30, 2025	—	—	—	(12,870)	—	(12,870)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2025	26,193,733	$262	$626,714	$(578,718)	$(204)	$48,054

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
	Shares	Amount
Balances as of December 31, 2025	26,311,607	$263	$629,916	$(590,652)	$(203)	$39,324
Exercise of stock options	43,639	1	67	—	—	68
Proceeds from Employee Stock Purchase Plan	102,808	1	448	—	—	449
Employee stock compensation	—	—	9,452	—	—	9,452
Vesting of restricted stock units	86,534	1	(1)	—	—	—
Issuance of common stock	1,940,668	19	5,834	—	—	5,853
Net loss for the nine months ended September 30, 2026	—	—	—	(41,327)	—	(41,327)
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Balances as of September 30, 2026	28,485,256	$285	$645,716	$(631,979)	$(204)	$13,818

Balances as of December 31, 2024	25,324,684	$253	$608,354	$(537,346)	$(206)	$71,055
Exercise of stock options	253,645	3	594	—	—	597
Proceeds from Employee Stock Purchase Plan	71,942	—	360	—	—	360
Employee stock compensation	—	—	8,259	—	—	8,259
Issuance of common stock	543,462	6	9,147	—	—	9,153
Net loss for the nine months ended September 30, 2025	—	—	—	(41,372)	—	(41,372)
Cumulative translation adjustment	—	—	—	—	2	2
Balances as of September 30, 2025	26,193,733	$262	$626,714	$(578,718)	$(204)	$48,054
The accompanying notes are an integral part of these condensed consolidated financial statements.

CVRx, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(41,327)	$(41,372)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,452	8,259
Depreciation of property and equipment	634	571
Loss on disposal of equipment	1	—
Amortization of deferred financing costs and loan discount	253	180
Changes in operating assets and liabilities:
Accounts receivable	1,076	1,059
Inventory	(1,423)	713
Prepaid expenses and other current assets	9	(639)
Accounts payable	309	1,046
Accrued expenses	(871)	(229)
Net cash used in operating activities	(31,887)	(30,412)
Cash flows from investing activities:
Purchase of property and equipment	(332)	(512)
Net cash used in investing activities	(332)	(512)
Cash flows from financing activities:
Proceeds from the exercise of common stock options	68	597
Proceeds from Employee Stock Purchase Plan	449	360
Proceeds from the issuance of common stock	5,853	9,153
Proceeds from debt financing	10,000	—
Debt financing costs	(1,112)	—
Net cash provided by financing activities	15,258	10,110
Effect of currency exchange on cash and cash equivalents	(1)	5
Net change in cash and cash equivalents	(16,962)	(20,809)
Cash and cash equivalents at beginning of period	75,708	105,933
Cash and cash equivalents at end of period	$58,746	$85,124
Supplemental Information:
Cash paid for interest	$4,137	$3,816
Cash paid for income taxes	$—	$—
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
Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with an original maturity of three months or less. As of September 30, 2026 and December 31, 2025, cash equivalents consisted of money market funds, which are stated at cost and approximate fair value. Additionally, as of September 30, 2026 and December 31, 2025, a majority of our cash and cash equivalents were maintained with two financial institutions in the U.S., and our current deposits were in excess of insured limits.
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

Recent accounting pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments require public business entities to provide enhanced disclosures related to the disaggregation of income statement expenses, including additional quantitative and qualitative information about the nature of expenses presented within relevant expense captions. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We have not yet adopted ASU 2024-03 and are in the process of evaluating the impact of the guidance on our consolidated financial statements. While the amendments will require additional disclosures and may require changes to internal data aggregation and reporting processes, we do not expect adoption to have a material impact on our results of operations, financial position, or cash flows.

3.  Selected balance sheet information
Inventory consists of the following at:

(in thousands)	September 30, 2026	December 31, 2025
Raw material	$9,468	$8,628
Work-in-process	490	473
Finished goods	3,670	3,104
	$13,628	$12,205
Property and equipment, net consists of the following at:

(in thousands)	September 30, 2026	December 31, 2025
Office furniture and equipment	$399	$512
Lab equipment	2,697	3,533
Computer equipment and software	1,080	1,194
Leasehold improvements	915	827
Capital equipment in process	362	325
	5,453	6,391
Less: Accumulated depreciation and amortization	3,513	4,148
	$1,940	$2,243
Depreciation is determined using the straight-line method over the estimated useful lives of the respective assets, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Depreciation expense was $0.2 million for each of the three months ended September 30, 2026 and 2025, and $0.6 million for each of the nine months ended September 30, 2026 and 2025, respectively.

Accrued expenses consist of the following at:

(in thousands)	September 30, 2026	December 31, 2025
Bonuses	$3,439	$5,200
401(k) match	1,031	1,136
Customer rebates	587	801
Accrued interest payable	469	403
Operating lease liability, current portion	381	352
Paid time off	279	630
Clinical trial and other professional fees	263	116
Taxes	73	93
Other	1,846	753
	$8,368	$9,484
4. Debt
Innovatus Loan Agreement
On October 31, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Fund I, LP, as the collateral agent and a lender, allowing us to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of term loans (collectively, the “Term Loans”). On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. In connection with the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2026. The Term Loans require interest only payments through December 2029, followed by monthly principal and interest payments. A final payment of $2.7 million, equal to 4.5% of the original borrowed principal amount, is due in May 2031. The Term Loans bear interest at a floating rate per annum equal to the sum of (a) the greater of (i) the prime rate or (ii) 6.75%; plus (b) 2.65%, which margin will decrease to 2% after we achieve a positive adjusted EBITDA for two consecutive quarters. The Term Loans are secured by substantially all of our personal property. A performance covenant took effect upon the third tranche funding, requiring that we achieve 50% of the trailing twelve months revenue target set in the Board-approved revenue plan in effect for such period. The Loan Agreement requires the payment of certain penalties if the Term Loans are paid off prior to maturity for any reason, including pursuant to an acceleration clause, and includes various restrictive covenants, including a restriction on the payment of dividends or making other distributions or payments on our capital stock, subject to limited exceptions. We were in compliance with these covenants as of September 30, 2026.

In connection with the Loan Agreement, we recorded $2.2 million of debt issuance costs and discounts as a reduction of long-term debt.

The annual principal maturities of debt under the Loan Agreement are as follows:

(in thousands)	September 30, 2026
2026	$—
2027	—
2028	—
2029	—
2030	41,250
Thereafter	18,750
60,000
Less: Unamortized debt costs and discounts	(1,345)
Long-term debt	$58,655
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
The following table presents the lease balances within the condensed consolidated balance sheets:

(in thousands)	September 30, 2026	December 31, 2025
Right-of-use assets:
Operating lease right-of-use asset	$623	$878
Operating lease liabilities:
Accrued expenses	381	352
Operating lease liability, non-current portion	349	638
Total operating lease liabilities	$730	$990

Maturities of our lease liability for our operating lease are as follows as of September 30, 2026:

(in thousands)	September 30, 2026
2026	$104
2027	424
2028	253
Total undiscounted lease payments	781
Less: imputed interest	(51)
Present value of lease liability	$730
As of September 30, 2026, the remaining lease term was 1.9 years, and the weighted average discount rate was 7.1%. The operating cash outflows from our operating lease were $0.5 million for each of the nine months ended September 30, 2026 and 2025.
6.  Stockholders’ equity
Common Stock Warrants
We had common stock warrants exercisable for 47,408 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share outstanding and 102,718 shares of common stock upon conversion at a weighted average exercise price of $12.66 per share outstanding at September 30, 2026 and December 31, 2025, respectively.
At-the-Market (“ATM”) Offering
We issued 543,462 shares of common stock for gross proceeds of $9.5 million under the ATM offering during the year ended December 31, 2025. On November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025.
On January 12, 2026, we entered into an Open Market Sale AgreementSM (the “Sale Agreement”) with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent. We issued 1,940,668 shares of common stock for gross proceeds of $6.3 million under the ATM offering during the nine months ended September 30, 2026. We have remaining capacity to issue and sell up to approximately $43.7 million of additional shares of common stock under this ATM offering.

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
As of September 30, 2026, there were 231,121 shares available for future issuance under the 2021 Plan, based on awards outstanding and reserved at target levels for PSUs. In connection with the PSUs granted during 2026, we evaluated the number of shares that could be issued assuming maximum achievement of the applicable performance conditions. If PSUs are reserved at the maximum payout level, the number of shares subject to outstanding awards could exceed the shares available under the plan as of September 30, 2026. We expect that we will have sufficient shares available for issuance under the 2021 Plan to satisfy these awards as a result of future automatic annual increases pursuant to the terms of the plan prior to the end of the performance period.

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
The following is a summary of stock option activity:

	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
			(in thousands)
Balance as of December 31, 2025	5,834,448	$11.96	$2,459
Granted	1,839,424	6.15
Cancelled / Forfeited	(523,010)	12.00
Exercised	(43,639)	1.56
Balance as of September 30, 2026	7,107,223	$10.52	$27
Options exercisable as of September 30, 2026	4,378,112	$11.56	$27
As of September 30, 2026, stock options outstanding included 4,363 options that were not granted under the 2001 Plan or the 2021 Plan. For options outstanding as of September 30, 2026, the weighted average remaining contractual life was 6.5 years. For options exercisable as of September 30, 2026, the weighted average remaining contractual life was 5.0 years. As of September 30, 2026, unrecognized compensation expense related to unvested stock-based compensation arrangements for stock options was $17.0 million. As of September 30, 2026, the related weighted average period over which the expense is expected to be recognized is approximately 2.3 years.
Restricted Stock Units
RSUs are share awards that entitle the holder to receive freely tradable shares of our common stock upon vesting. The RSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

The following is a summary of RSU activity:

	Number of RSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested Balance as of December 31, 2025	383,268	$12.11	$2,721
Granted	791,100	7.48
Vested	(86,534)	12.59
Cancelled / Forfeited	(134,979)	10.52
Unvested Balance as of September 30, 2026	952,855	$8.44	$1,668
The aggregate intrinsic value of unvested RSUs is based on our closing stock price on the last trading day of the period. 86,534 RSUs were vested as of September 30, 2026. As of September 30, 2026, the unrecognized compensation expense related to unvested stock-based compensation arrangements for RSUs was $6.7 million. As of September 30, 2026, the related weighted average period over which the expense is expected to be recognized is approximately 3.1 years.
Performance Stock Units

We grant PSUs to officers and key employees. The number of PSUs that will ultimately be earned is based on our performance relative to pre-established performance goals for the respective performance period. The expense is recorded on a straight-line basis over the requisite performance and service periods based on an estimate of the number of PSUs expected to vest. Management expectations related to the achievement of the performance goals associated with PSU grants are assessed each reporting period. The number of PSUs earned at the end of the performance period ranges from 0% to 200% of the number of PSUs granted. The PSUs cannot be transferred and the awards are subject to forfeiture if the holder’s service terminates prior to vesting other than for death, disability, or other qualifying terminations.

If the performance conditions are not met or not expected to be met, any compensation expense recognized associated with the grant will be reversed.

The following is a summary of PSU activity:

	Number of PSUs	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
			(in thousands)
Unvested Balance as of December 31, 2025	—	$—	$—
Granted	602,000	8.16
Vested	—	—
Cancelled / Forfeited	(43,025)	—
Unvested Balance as of September 30, 2026	558,975	$8.16	$978

The aggregate intrinsic value of unvested PSUs is based on our closing stock price on the last trading day of the period. As of September 30, 2026, there was $1.7 million of unrecognized stock-based compensation expense related to outstanding PSUs that is expected to be recognized over a weighted-average period of 1.7 years.

Employee Stock Purchase Plan
Our Board of Directors and stockholders also established an Employee Stock Purchase Plan (the “ESPP”). The number of shares of common stock initially reserved for issuance under the ESPP was 278,170. The shares available for issuance under the ESPP automatically increase on the first day of each year, commencing January 1, 2022, and ending on (and including) January 1, 2031, in an amount equal to 1% of the total number of shares of our common stock outstanding on the last day of the calendar month before the date of each automatic increase, or such lesser number of shares as determined by the Board of Directors. No annual increase was made to the shares reserved for issuance under the ESPP as of January 1, 2026. The ESPP permits certain of our U.S. employees to purchase shares of our common stock at a price per share not less than 85% of the lower of (i) the closing market price per share of our common stock on the first day of the applicable purchase period or (ii) the closing market price per share of our common stock on the purchase date at the end of the applicable six-month purchase period. For the nine months ended September 30, 2026, 102,808 shares of common stock were purchased under the ESPP for $0.5 million of employee contributions. As of September 30, 2026, there were 634,588 shares available for issuance under the ESPP.

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
The following table provides the weighted average fair value of options granted to employees and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
Weighted average fair value of options granted	$4.94	$9.21
Expected term (in years) — non-officer employees	5.5 to 6.1	5.5 to 6.1
Expected term (in years) — officer employees	6.1	6.1
Expected volatility	97.9% to 106.4%	95.0% to 103.1%
Expected dividend yield	—%	—%
Risk-free interest rate	3.72% to 5.19%	3.92% to 4.47%
The following table provides the weighted average fair value of ESPP purchase rights and the related assumptions used in the Black-Scholes option pricing model for the nine months ended September 30, 2026 and 2025:

	September 30,
	2026	2025
Weighted average fair value per ESPP purchase right	$2.69	$5.05
Expected term (in years)	0.5	0.5
Expected volatility	61.1% to 94.4%	112.3% to 133.4%
Expected dividend yield	—%	—%
Risk-free interest rate	3.58% to 4.00%	4.25% to 4.29%
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

The following table presents the components and classification of stock-based compensation expense for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Options	$2,370	$2,459	$7,033	$7,269
RSUs	491	159	1,502	363
PSUs	(99)	—	640	—
Employee Stock Purchase Plan	109	270	277	627
Total stock-based compensation expense	$2,871	$2,888	$9,452	$8,259

Selling, general, and administrative	$2,510	$2,534	$8,359	$7,399
Research and development	329	306	991	741
Cost of goods sold	32	48	102	119
	$2,871	$2,888	$9,452	$8,259
8.  Income taxes
As of September 30, 2026 and December 31, 2025, a full valuation allowance was recorded against all deferred tax assets due to our cumulative net loss position. We recorded an income tax benefit of $1,000 and $3,000 for the three months ended September 30, 2026 and September 30, 2025, respectively. For the nine months ended September 30, 2026, we recorded an income tax provision of $3,000, and an income tax benefit of $11,000 for the nine months ended September 30, 2025.
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

9. Loss Per Share
Basic and diluted net loss per share attributable to common stockholders was calculated for the periods indicated (in thousands, except share and per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(14,163)	$(12,870)	$(41,327)	$(41,372)
Denominator:
Weighted average common shares outstanding — basic and diluted	27,246,765	26,168,562	26,708,952	26,039,718
Net loss per share attributable to common stockholders — basic and diluted	$(0.52)	$(0.49)	$(1.55)	$(1.59)
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

	Nine months ended September 30,
	2026	2025
Options	7,107,223	5,946,474
RSUs	952,855	351,638
PSUs	558,975	—
Warrants	47,408	102,718
	8,666,461	6,400,830
10. Commitments and contingencies
From time to time, we may have certain contingent liabilities that arise in the ordinary course of business. We accrue a liability for such matters when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated. There have been no contingent liabilities requiring accrual as of September 30, 2026 or December 31, 2025.
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

11. Employee benefit plans
We sponsor a voluntary defined-contribution employee retirement plan (the “401(k) plan”) for our U.S. employees. The 401(k) plan provides that each participant may contribute pre-tax or post-tax compensation up to the statutory limit allowable. Under the 401(k) plan, each participant is fully vested in his or her deferred salary contributions when contributed. Beginning January 1, 2024, we adopted a policy to match a portion of employee contributions for all qualified employees participating in the 401(k) plan. We recorded an expense for matching contributions of $0.3 million for the three months ended September 30, 2026 and $0.3 million for the three months ended September 30, 2025. We recorded an expense for matching contributions of $1.1 million and $0.9 million for the nine months ended September 30, 2026 and 2025.
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
We derive all our revenues from sales to customers in Europe and the U.S. The following table provides revenue by country for each location accounting for more than 10% of the total revenue for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
U.S.	$12,962	$13,493	$41,387	$36,937
Other countries	870	1,197	2,919	3,690
	$13,832	$14,690	$44,306	$40,627
As of September 30, 2026 and December 31, 2025, substantially all our long-lived assets were located in the U.S.
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
On October 31, 2022, we entered into the Loan Agreement allowing borrowing, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. In connection with the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2026.

As a result of the planned investments to fund our commercialization efforts, we expect to continue to incur net losses for the next several years, which may require additional funding and could include future equity and debt financing.
Recent Developments
On July 17, 2026, Devoted Health issued a Medicare Advantage coverage policy for Barostim therapy. Devoted Health, a national health insurance company with the eighth largest Medicare Advantage enrollment in the U.S., provides coverage to approximately 466,000 Medicare Advantage members across 29 states. The new policy covers Barostim for patients meeting its current FDA-approved indication as well as patients enrolled in the

BENEFIT-HF trial, the landmark heart failure study evaluating Barostim in a significantly expanded patient population initiated earlier this year.
In November 2026, the Centers for Medicare and Medicaid Services issued the final rule for the 2027 Outpatient Prospective Payment System, retaining the Barostim implant procedure under New Technology APC 1580 with an outpatient payment rate of approximately $45,000, effective January 1, 2027.

Consistent with our expectations, our revenue growth in the second half of fiscal 2026 has slowed compared to the first half of fiscal 2026 driven by lower sales force productivity and a prolonged challenge with one of the largest payers. During the third quarter, approval rates by one of our largest payers declined even further, which we continue to address through appeals and additional field-based reimbursement managers to address reimbursement headwinds. We have also experienced transitions among heart failure specialists in our active accounts, consistent with market trends affecting this specialty, which we are addressing by building sustainable programs and supporting physician transitions. We are also focused on execution by our sales organization, by strengthening leadership, onboarding and training. In response to our revenue expectations, we have implemented certain operating expense reductions while continuing to invest in our sales and reimbursement teams. Finally, we continue to see strong growth in our most stable regions and generate momentum through real world data and our BENEFIT-HF trial.

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

Results of operations
Consolidated results of operations for the three months ended September 30, 2026, compared to the three months ended September 30, 2025

	Three months ended September 30,		Change
(unaudited and in thousands)	2026	2025	$	%
Revenue	$13,832	$14,690	$(858)	(6)%
Cost of goods sold	1,834	1,937	(103)	(5)%
Gross profit	11,998	12,753	(755)	(6)%
Gross margin	87%	87%
Operating expenses:
Research and development	2,655	3,146	(491)	(16)%
Selling, general and administrative	22,388	21,875	513	2%
Total operating expenses	25,043	25,021	22	—%
Loss from operations	(13,045)	(12,268)	(777)	6%
Interest expense	(1,607)	(1,480)	(127)	9%
Other income, net	488	875	(387)	(44)%
Loss before income taxes	(14,164)	(12,873)	(1,291)	10%
Benefit (provision) for income taxes	1	3	(2)	(67)%
Net loss	$(14,163)	$(12,870)	$(1,293)	10%
The following table provides revenue by geography:

	Three months ended September 30,		Change
(unaudited and in thousands)	2026	2025	$	%
United States	$12,962	$13,493	$(531)	(4)%
Europe	870	1,197	(327)	(27)%
Total Revenue	$13,832	$14,690	$(858)	(6)%
Revenue was $13.8 million for the three months ended September 30, 2026, a decrease of $0.9 million, or 6%, over the three months ended September 30, 2025.
Revenue generated in the U.S. was $13.0 million for the three months ended September 30, 2026, a decrease of $0.5 million, or 4%, compared to the three months ended September 30, 2025. Revenue units in the U.S. totaled 412 and 420 for the three months ended September 30, 2026 and 2025, respectively. The decreases were primarily driven by lower sales force productivity and a prolonged challenge with one of our largest payers. Revenue also reflected higher-than-usual implants by centers that already had existing units to implant, which was more than offset by a larger annual purchase that occurred in the third quarter that we otherwise would have expected to occur in the fourth quarter.
As of September 30, 2026, we had a total of 262 active implanting centers in the U.S., compared to 250 as of September 30, 2025. Active implanting centers are customers that have completed at least one commercial HF implant in the last 12 months. As of September 30, 2026, the number of sales territories in the U.S. was 56, compared to 50 sales territories as of September 30, 2025.
Revenue generated in Europe was $0.9 million for the three months ended September 30, 2026, a decrease of $0.3 million, or 27%, compared to the three months ended September 30, 2025. Total revenue units in Europe decreased to 38 for the three months ended September 30, 2026, compared to 50 in the prior year period. The number of sales territories in Europe remained unchanged at five as of September 30, 2026 and September 30, 2025.

Cost of goods sold and gross margin
Cost of goods sold decreased $0.1 million, or 5%, to $1.8 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.
Gross profit was $12.0 million for the three months ended September 30, 2026, a decrease of $0.8 million, or 6%, over the three months ended September 30, 2025. Gross margin was 87% for both the three months ended September 30, 2026 and September 30, 2025.
Research and development expenses
R&D expenses decreased $0.5 million, or 16%, to $2.7 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This change was driven by a $0.4 million decrease in headcount expenses, and a $0.2 million decrease in consulting expenses, partially offset by a $0.1 million increase in clinical trial expenses.
Selling, general and administrative expenses
SG&A expenses increased $0.5 million, or 2%, to $22.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This change was primarily driven by a $0.7 million increase in legal expenses, a $0.4 million increase in travel expenses, and a $0.4 million increase in consulting and contract labor expenses, partially offset by a $0.8 million decrease in advertising expenses and a $0.1 million decrease in insurance expenses.
Interest expense
Interest expense increased $0.1 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was driven by higher interest expense resulting from increased borrowings under the Loan Agreement.
Other income, net
Other income, net decreased $0.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This decrease was driven by lower interest income from lower balances in our interest-bearing accounts.
Benefit (provision) for income taxes
Benefit (provision) for income taxes was nominal for each of the three months ended September 30, 2026 and 2025.

Consolidated results of operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025

	Nine months ended September 30,		Change
(unaudited and in thousands)	2026	2025	$	%
Revenue	$44,306	$40,627	$3,679	9%
Cost of goods sold	5,703	6,112	(409)	(7)%
Gross profit	38,603	34,515	4,088	12%
Gross margin	87%	85%
Operating expenses:
Research and development	8,869	8,132	737	9%
Selling, general and administrative	67,963	66,464	1,499	2%
Total operating expenses	76,832	74,596	2,236	3%
Loss from operations	(38,229)	(40,081)	1,852	(5)%
Interest expense	(4,736)	(4,410)	(326)	7%
Other income, net	1,641	3,108	(1,467)	(47)%
Loss before income taxes	(41,324)	(41,383)	59	—%
Benefit (provision) for income taxes	(3)	11	(14)	(127)%
Net loss	$(41,327)	$(41,372)	$45	—%
The following table provides revenue by geography:

	Nine months ended September 30,		Change
(unaudited and in thousands)	2026	2025	$	%
United States	$41,387	$36,937	$4,450	12%
Europe	2,919	3,690	(771)	(21)%
Total Revenue	$44,306	$40,627	$3,679	9%
Revenue was $44.3 million for the nine months ended September 30, 2026, an increase of $3.7 million, or 9%, over the nine months ended September 30, 2025.
Revenue generated in the U.S. was $41.4 million for the nine months ended September 30, 2026, an increase of $4.5 million, or 12%, compared to the nine months ended September 30, 2025. Revenue units in the U.S. totaled 1,307 and 1,170 for the nine months ended September 30, 2026 and 2025, respectively. The increases were primarily driven by continued growth in the U.S. HF business as a result of the expansion into new sales territories, new accounts, and increased physician and patient awareness of Barostim.
Revenue generated in Europe was $2.9 million for the nine months ended September 30, 2026, a $0.8 million decrease, or 21%, compared to the nine months ended September 30, 2025. Total revenue units in Europe decreased to 134 for the nine months ended September 30, 2026, compared to 170 in the prior year period.
Cost of goods sold and gross margin
Cost of goods sold decreased $0.4 million, or 7%, to $5.7 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was driven by a lower cost per unit, primarily due to an increase in manufacturing efficiencies.
Gross profit was $38.6 million for the nine months ended September 30, 2026, an increase of $4.1 million, or 12%, over the nine months ended September 30, 2025. Gross margin increased to 87% for the nine months ended September 30, 2026, compared to 85% for the nine months ended September 30, 2025. Gross margin for the nine months ended September 30, 2026 was higher due to an increase in the average selling price and a decrease in the cost per unit, primarily due to an increase in manufacturing efficiencies.
Research and development expenses
R&D expenses increased $0.7 million, or 9%, to $8.9 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This change was driven by a $0.4 million increase in headcount expenses and a $0.3 million increase in non-cash stock-based compensation expenses.
Selling, general and administrative expenses
SG&A expenses increased $1.5 million, or 2%, to $68.0 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This change was primarily driven by a $1.3 million increase in legal expenses, a $1.0 million increase in headcount expenses, a $1.0 million increase in non-cash stock-based compensation expense, and a $0.3 million increase in consulting expenses, partially offset by a $1.7 million decrease in advertising expenses, a $0.2 million decrease in insurance expense, and a $0.1 million decrease in bad debt expenses.
Interest expense
Interest expense increased $0.3 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was driven by higher interest expense resulting from increased borrowings under the Loan Agreement.

Other income, net
Other income, net decreased $1.5 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This decrease was primarily driven by decreased interest income on our interest-bearing accounts.

Benefit (provision) for income taxes
Benefit (provision) for income taxes was nominal for each of the nine months ended September 30, 2026 and 2025.

Liquidity, capital resources and plan of operations
We have incurred significant operating losses and negative cash flows from operations since our inception, and we anticipate that we will incur significant losses for at least the next several years. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $58.7 million and $75.7 million, respectively. For the three months ended September 30, 2026 and 2025, our net losses were $14.2 million and $12.9 million, respectively. For the nine months ended September 30, 2026 and 2025, our net losses were $41.3 million and $41.4 million, respectively. Our net cash used in operating activities for the nine months ended September 30, 2026 and 2025 was $31.9 million and $30.4 million, respectively.
On October 31, 2022, we entered into the Loan Agreement under which we were allowed to borrow, subject to our achievement of certain milestones, up to a total of $50.0 million in a series of Term Loans described in Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. On January 9, 2026, we entered into an Amendment to our existing Loan Agreement. Pursuant to the Amendment, the term loans available were increased by $50.0 million, to an aggregate principal amount of up to $100.0 million, subject to our achievement of certain milestones, and the maturity date was extended to 2031. In connection with the Amendment, we borrowed an additional $10.0 million under the Loan Agreement. We had $60.0 million in outstanding Term Loans under the Loan Agreement as of September 30, 2026.
On November 4, 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co., as agent, under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate offering price of up to $50.0 million in an ATM offering, to or through the agent. We issued 543,462 shares of common stock for gross proceeds of $9.5 million during the year ended December 31, 2025. On

November 4, 2025, we and the agent mutually agreed to terminate the Equity Distribution Agreement for the ATM, effective on November 6, 2025. On January 12, 2026, we entered into a Sale Agreement with Jefferies LLC, as agent. Pursuant to the terms of the Sale Agreement, we may offer and sell, from time to time at our sole discretion, shares of common stock having an aggregate offering price up to $50.0 million in an ATM offering, to or through the agent. We issued 1,940,668 shares of common stock for gross proceeds of $6.3 million during the nine months ended September 30, 2026. We have remaining capacity to issue and sell up to approximately $43.7 million of additional shares of common stock under this ATM offering.
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

Cash flows
The following table sets forth the primary sources and uses of cash for each of the periods presented below:

	Nine months ended September 30,
	(unaudited)
(in thousands)	2026	2025
Net cash (used in) provided by:
Operating activities	$(31,887)	$(30,412)
Investing activities	(332)	(512)
Financing activities	15,258	10,110
Effect of currency exchange on cash and cash equivalents	(1)	5
Net change in cash and cash equivalents	$(16,962)	$(20,809)
Cash used in operating activities
Net cash used in operating activities for the nine months ended September 30, 2026 was $31.9 million and consisted primarily of a net loss of $41.3 million, partially offset by a non-cash charge of $9.5 million related to stock-based compensation expense, and a change in net operating assets of $0.9 million. Net operating assets consisted primarily of inventory, accounts receivable, accrued expenses, accounts payable, and prepaid expenses and other current assets to support the growth of our operations.
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
Cash used in investing activities:
Cash used in investing activities was $0.3 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, and consisted of purchases of property and equipment.
Cash provided by financing activities:
Net cash provided by financing activities for the nine months ended September 30, 2026 was $15.3 million and consisted of $8.9 million related to net proceeds from the debt financing, $5.9 million related to proceeds from the issuance of common stock, $0.4 million related to proceeds from the ESPP, and $0.1 million related to proceeds from the exercise of common stock options.
Net cash provided by financing activities for the nine months ended September 30, 2025 was $10.1 million and consisted of $9.2 million related to net proceeds from the issuance of common stock through the ATM offering, $0.6 million related to proceeds from the exercise of common stock options and $0.4 million related to proceeds from the ESPP.

Contractual obligations and commitments
There have been no material changes to our contractual obligations as of September 30, 2026, compared to those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical accounting policies and estimates
For a discussion of our potential risks and uncertainties, see the information in Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical accounting policies and estimates" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We have reviewed and determined that those critical accounting policies and estimates remain our critical accounting policies and estimates as of and for the nine months ended September 30, 2026.
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
Credit risk
As of September 30, 2026 and December 31, 2025, our cash and cash equivalents were maintained with financial institutions which we believe have sufficient assets and liquidity to conduct their operations in the ordinary course of business with little or no credit risk to us; however, our cash balances were in excess of insured limits.

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
Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Adoption, Modification or Termination of Rule 10b5-1 Plans and Certain Other Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits
EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Certificate of Incorporation of CVRx, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2024)

3.2	Amended and Restated By-Laws of CVRx, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 7, 2021)

10.1	Offer letter for John Landry, dated September 16, 2026 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2026)

31.1†	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH†	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)
________________________________________________
†Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto, duly authorized.
Date: November 5, 2026

CVRX, INC.

By:	/s/ Kevin Hykes
Name:	Kevin Hykes
Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jared Oasheim
Name:	Jared Oasheim
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)